Form 10-Q
period 2013-03-31
Snap Online Marketing Inc.
filed 2013-06-04
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-186415

Snap Online Marketing Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5523835
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 Cedar Hill St. Marlborough, MA	01752
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (508) 630-2152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 3, 2013
Common Stock, $0.001 par value	5,000,000

SNAP ONLINE MARKETING INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 SNAP ONLINE MARKETING INC.

(A Development Stage Company)

March 31, 2013

(Unaudited)

SNAP ONLINE MARKETING INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS

Current Assets:
Cash	$ 6,531	$ 13,053
Prepaid expenses	571	625
Total current assets	7,102	13,678
Total Assets	$ 7,102	$ 13,678

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$ 6,978	$ 7,324
Accrued compensation - officers	4,000	1,600
Total current liabilities	10,978	8,924
Total liabilities	10,978	8,924

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,000,000 shares issued and outstanding	5,000	5,000
Deficit accumulated during the development stage	(8,876)	(246)
Total stockholders' equity (deficit)	(3,876)	4,754
Total Liabilities and Stockholders' Equity (Deficit)	$ 7,102	$ 13,678

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

		For the Period from June 4, 2012 (inception) through March 31, 2013
	For the Three Months Ended March 31, 2013

	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$ 7,600	$ 18,882
Cost of revenue-officers	1,920	3,200
Gross margin	5,680	15,682

Operating Expenses:
Compensation - officers	480	800
General and administrative	8,164	10,592
Professional fees	5,210	12,710
Total operating expenses	13,854	24,102
Loss from operations	(8,174)	(8,420)

Other (Income) Expense
Income taxes	456	456
Other (Income) Expense, net	456	456
Loss before provision for income taxes	(8,630)	-

Provision for income taxes	-	-
Net Loss	$ (8,630)	$ (8,876)

Loss Per Common Share:
- Basic and Diluted	$ (0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	5,000,000

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM JUNE 4, 2012 (INCEPTION) THROUGH MARCH 31, 2013 (Unaudited)

			Deficit Accumulated During the Development Stage

				Total Stockholders' Equity (Deficit)
	Common stock, $0.001 par value
	Number of Shares	Amount

Balance, June 4, 2012 (Inception)	-	$ -	$ -	$ -

Common stock issued for cash, at $0.001 per share,
in December 2012	5,000,000	5,000	-	5,000
Net loss	-	-	(246)	(246)
Balance , December 31, 2012	5,000,000	5,000	(246)	4,754

Net loss	-	-	(8,630)	(8,630)
Balance , March 31, 2013	5,000,000	$ 5,000	$ (8,876)	$ (3,876)

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2013	For the Period from June 4, 2012 (inception) through March 31, 2013

	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$ (8,630)	$ (8,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	54	(571)
Accounts payable and accrued expenses	(346)	6,978
Accrued compensation - officers	2,400	4,000
Net Cash Provided by (Used in) Operating Activities	(6,522)	1,531

Financing Activities:
Proceeds from issuance of common stock	-	5,000
Net Cash Provided by Financing Activities	-	5,000

Net Change in Cash	(6,522)	6,531
Cash - Beginning of Period	13,053	-
Cash - End of Period	$ 6,531	$ 6,531

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -
Income tax paid	$ 456

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC.

(A Development Stage Company)

March 31, 2013

Notes to the Financial Statements

(Unaudited)

Note 1 – organization and operations

Snap Online Marketing Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 4, 2012.  The Company is a provider of services that enable individuals and small businesses to establish, maintain and evolve an online presence. Snap Online Marketing Inc. offers a full range of web services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, custom web design, website usability consulting and web analytics implementation.

Note 2 – summary of significant accounting policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the information as part of the Company’s Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission and declared effective on April 26, 2013.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses and accrued compensation - officers, approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. a amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of services.  Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 for the interim period ended March 31, 2013.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive shares outstanding for the interim period ended March 31, 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Related Party Transactions

Consulting Services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer were as follows:

	For the Three Months Ended March 31, 2013		For the Period from June 4, 2012 (inception) through March 31, 2013

President	$1,200		$2,000
Chief Financial Officer	1,200		2,000
	$2,400	*	$4,000	*

* - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $1,920 and $3,200 was reported  as cost of revenues as of March 31, 2013 and for the period from June 4, 2012 through March 31, 2013, respectively.

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

Common Stock

During the month of December 2012, the Company sold 5,000,000 shares of its common stock at par to its directors for $5,000 in cash.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Our Business

Snap Online Marketing Inc. is a full service digital marketing agency. We offer a full range of web services, including web marketing services, social and viral marketing campaigns and search engine optimization (SEO) consulting, custom web design, including CRM (customer relationship management) solutions.

Marketing You Can Measure. Our goal is to enable small businesses to outsource their marketing and advertising service needs to us. We guide the customer through the necessary steps to establish their online presence, generate traffic to their websites and increase direct consumer interaction. We provide consulting on a wide variety of issues, from selection of domain name registrars and hosting providers, to the most cost-efficient and effective marketing strategies.

We generate revenue from sales of our marketing services made directly to small and medium business customers. We acquire customers through direct telemarketing, referrals and our primary website, www.SnapOnlineMarketing.com, which outlines our service offerings.

Snap Online Marketing is a full service digital marketing agency.  We generate our revenue by delivering complete marketing solutions to small and medium size businesses. Whether our client needs to develop a social media presence strategy, create a new website or employ innovative online marketing techniques, Snap Online can provide services from across the digital marketing spectrum.

Our current services include:

Marketing

We offer a wide variety of online marketing service to meet our clients’ needs. Our services include:

• Search Engine Optimization

• Pay Per Click management

• Affiliate marketing

• Content creation

• Email marketing

• Conversion Rate Optimization

• Social Media marketing

Strategy

The foundation of an effective online strategy is based upon an intimate understanding of the offering, the business and its online objectives. Strategy is the starting point of any project. We work with clients to set objectives for each marketing campaign. Using analytics, each campaign is analyzed for its effectiveness. Our marketing strategy planning services include:

• Digital review

• Research & analysis

• Campaign planning

Social

We enable our customers to create an online presence, which builds their customer base. This enables our clients to keep in touch with their customers, supporters, and other businesses using popular social networks such as Facebook, Twitter, and Google+. We employ freelance researchers, bloggers and writers to find relevant information about our clients and writes posts, tweets, and comments which can be posted on relevant social networks. This is used to increase company visibility and create social media interactions with their potential customers. These activities can also help improve our customers’ search engine rankings. Our Social services include:

• Strategy development

• Research & auditing

• Social Media guidelines

• Social asset creation

• Brand monitoring

• Social advertising

• Responsive support

• Reporting & analysis

Website Design.

We offer custom website design services for websites targeted at traditional desktop and laptop users, as well as sites optimized for consumption on mobile devices. Our freelance website design team is composed of experienced web design and creation professionals and graphic designers who create customized websites tailored to the needs and goals of our customers. Our design team can assist with layout as well as content creation and image sourcing. Snap Online offers design services that include:

• Entire website designs

• Homepage refreshes

• Landing & product pages

• Print/Downloadable collateral

• Email templates

• Display banner adverts

• Mobile websites

Mobile

Snap Online is ideally placed to provide end to end mobile solutions, from developing strategy for your business to designing, developing and marketing your mobile assets.

• Mobile website design

• Mobile & tablet applications

• Mobile marketing

Results of Operations

Three Months Ended March 31, 2013

We were formed on June 4, 2012. As a result, we have not provided comparative figures for the three months ended March 31, 2012. Additionally we have provided, where applicable, the results of operations during the first fiscal period from June 4, 2012 (inception) to December 31, 2012. All revenues, cost of revenues and operating expenses during our fiscal 2012 were affected by the shorter reporting period compared to the full year of operations.

Revenue

Our gross revenue from online marketing and consulting services for the three months ended March 31, 2013 was $7,600 (December 31, 2012: $11,282). Our cost of revenues for the three months of 2013 was $1,920 (December 31, 2012: $1,280) resulting in a gross profit of $5,680 (December 31, 2012: $10,002). All of our revenues derived from consulting services related to strategic implementation of a social media campaign and results tracking.

Costs and Expenses

The major components of our expenses for the three-month period ended March 31, 2013 and from inception to December 31, 2012 are outlined in the table below:

	For the Three Months Ended March 31, 2013	For the Period from June 4, 2012 (Inception) through December 31, 2012

Professional fees	$ 3,500	$ 7,500
Other – general and administrative	9,874	2,003
Legal-Organization costs	-	425
Compensation - officers	480	320
	$ 13,854	$ 10,248

We commenced our operations in June of 2012 and incurred expenses related to implementation of our business plan.  During the three months ended March 31, 2013 we incurred $3,500 in professional fees, $9,874 in general and administrative expenses and $480 in officers’ compensation. The shorter reporting period in our fiscal 2012 affected categories of operating costs and expenses charged on a monthly basis, such as officer compensation, consulting and rent expenses. The legal-organization costs of $425 represent the company’s formation expenditures in fiscal 2012. Other expenses for the three months ended March 31, 2013 represent bank charges of $46 (December 31, 2012: $12), filing fees of $1,710 (December 31, 2013: $625), office expenses of $95 (December 31, 2012: $208), rent of $524 (December 31, 2012: $228), consulting fees of $8,100 (December 31,2012: $Nil) and  travel expenses of $Nil (December 31, 2012: $930).

The President of the Company provides management consulting services to the Company. We have entered into consulting agreements with Elena Kryukova, our President, and Irina Zagvazdina, our Chief Financial Officer, on November 1, 2012. Either party can terminate these contracts with a sixty (60) day advance written notice. During the three-month period ended March 31, 2013, management consulting services of $240 (December 31, 2012: $160) were charged to operations.

The Chief Financial Officer of the Company provides consulting services to the Company. During the three-month period ended March 31, 2013, consulting services of $240 (December 31, 2012: $160) were charged to operations. A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $1,920 and  $1,280 was reported as cost of sales as of March 31, 2013 and December 31, 2012 respectively.

Since inception, we have sold 5,000,000 shares of common stock at $0.001 per share to our Directors for total proceeds of $5,000.

Liquidity and Capital Resources

	March 31, 2013	December 31, 2012
Current Assets	$7,102	$13,678
Current Liabilities	$10,978	$8,924
Working Capital	$(3,876)	$4,754

Liquidity

Our internal liquidity is provided by our operations. Our total current assets exceed our current liabilities due to the fact that the current directors and shareholders of the company run the business without any financing and the current revenue is sufficient to pay all of the bills of the company without any borrowing or terms exceeding weekly payment for any expenses.

  Management believes that in the fiscal year 2013 the Company will show an increase in revenue however, there is no guarantee that revenues will increase. Management does believe that revenues are increasing and operations should be sustainable in the long-term of at least twelve (12) months due to the increase in cash flow generated by revenues from consulting services. In addition, we intend to use the proceeds from the Offering to finance our ongoing operations and implementation of our short-term (12 months) business plan.

If we are not successful in expanding our clientele base, maintaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action.

Such actions include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders),  loans from our directors or other third parties, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, our directors, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended March 31, 2013	For the Period from June 4, 2012 (inception) through December 31, 2012

Cash provided by (used in) operating activities	$(6,522)	$6,453
Cash used in investing activities	$-	$-
Cash provided by financing activities	$-	$6,600
Net increase in cash	$(6,522)	$13,053

Cash Flows from Operating Activities

Our cash flows from operating activities of $(6,522) (December 31, 2012: $6,453) is a net result of cash generated from sales of our online marketing services and changes in our current assets and liabilities. This portion of our cash flow represents the most significant source of funding for our operations. The major uses of our operating cash include funding general operating expenses (legal and professional expenses, consulting, travel, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the three months ended March 31, 2013, include a decrease in prepaid expenses and security deposits and accounts payable and accrued liabilities and increase in accrued officer compensation. The decrease in prepaid expenses and security deposits was due to the decrease in prepaid office rent as of March 31, 2013, for the months of April and May of 2013. During the three months ended March 31, 2013 we have repaid amounts due as of December 31, 2012 resulting in the net decrease in accounts payable and accrued liabilities as of March 31, 2013.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the three months ended March 31, 2013 and the period from June 4, 2012 (Inception) through December 31, 2012.

Cash Flows from Financing Activities

During the period from June 4, 2012 (Inception) through December 31, 2012 the Company sold 5,000,000 shares of common stock at par to the Company Directors for $5,000 in cash.

Offering

Subsequent to March 31, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company is offering a minimum of 3,000,000 and a maximum of 40,000,000 shares of our common stock in a direct public offering (the “Offering”), without any involvement of underwriters or broker-dealers on a best efforts basis.  The offering price is $0.01 per share. This registration statement constitutes the initial public offering of the company’s common stock.

The Registration Statement and other information may be read and copied at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

As of the date of this quarterly report we did not sell any shares pursuant to this Registration Statement.

We believe that we need approximately an additional $30,000 (gross) to implement our short-term business plan and meet our working capital requirements over the next 12 months.  Our intention is to obtain this money through this Offering in addition to  revenues from our operations.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT

NUMBER           DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
10.1	Consulting Agreement, C.E.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
10.2	Consulting Agreement, C.F.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

   *- Filed herewith.

** - XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 3, 2013

SNAP ONLINE MARKETING INC.

By:	/s/ Elena Kryukova
Elena Kryukova
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Snap Online Marketing Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Elena Kryukova	President, C.E.O. and Director	June 3, 2013
Larissa Zabelina
/s/ Irina Zagvazdina	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	June 3, 2013
Irina Zagvazdina