Form 10-Q
period 2013-06-30
Snap Online Marketing Inc.
filed 2013-08-05
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2013
Common Stock, $0.001 par value	8,100,000

SNAP ONLINE MARKETING INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 SNAP ONLINE MARKETING INC.

(A Development Stage Company)

June 30, 2013 and 2012

Index to the Financial Statements

Contents	Pages

Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012	F-2

Statements of Operations for the Three Months and Six months Ended June 30, 2013, for the Period from June 4, 2012 (Inception) through June 30, 2012 and for the period from June 4, 2012(Inception) through June 30, 2013 (Unaudited)

F-3
Statement of Stockholders’ Equity for the Period from June 4, 2012 (Inception) through June 30, 2013 (Unaudited)	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2013, for the Period from June 4, 2012 (Inception) through June 30, 2012 and for the Period from June 4, 2012(Inception) through June 30, 2013 (Unaudited)

F-5
Notes to the Financial Statements (Unaudited)	F-6

SNAP ONLINE MARKETING INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

Current Assets:
Cash	$ 27,098	$ 13,053
Prepaid expenses	414	625
Total current assets	27,512	13,678
Total Assets	$ 27,512	$ 13,678

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$ 6,228	$ 7,324
Accrued compensation - officers	6,400	1,600
Total current liabilities	12,628	8,924
Total liabilities	12,628	8,924

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,100,000 and 5,000,000 shares issued and outstanding respectively	8,100	5,000
Additional paid-in capital	27,900	-
Deficit accumulated during the development stage	(21,116)	(246)
Total stockholders' equity	14,884	4,754
Total Liabilities and Stockholders' Equity	$ 27,512	$ 13,678

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period from		For the Period from
	For the Three Months	June 4, 2012	For the Six Months	June 4, 2012
	Ended	(inception) through	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$ 7,380	$ -	$ 14,980	$ 26,262
Cost of revenue-officers	7,170	-	9,090	10,370
Gross margin	210	-	5,890	15,892

Operating Expenses:
Compensation - officers	480	-	960	1,280
General and administrative	3,190	425	11,354	13,782
Professional fees	8,760	-	13,970	21,470
Total operating expenses	12,430	425	26,284	36,532
Loss from operations	(12,220)	(425)	(20,394)	(20,640)

Other (Income) Expense
Income taxes	20	-	476	476
Other (Income) Expense, net	20	-	476	476
Loss before income tax provision	(12,240)	(425)	(20,870)	(21,116)

Income tax provision	-	-	-	-
Net Loss	$ (12,240)	$ (425)	$ (20,870)	$ (21,116)

Net loss Per Common Share:
- Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	5,412,180	5,000,000	5,204,920

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 4, 2012 (INCEPTION) THROUGH JUNE 30, 2013
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common stock par value $0.001		Paid-in	Development	Stockholders'
	Number of Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, June 4, 2012 (Inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash, at $0.001 per share,
in December 2012	5,000,000	5,000			5,000
Net loss				(246)	(246)
Balance , December 31, 2012	5,000,000	5,000	-	(246)	4,754

Common stock issued for cash, at $0.01 per share	3,100,000	3,100	27,900		31,000
Net loss				(20,870)	(20,870)
Balance , June 30, 2013	8,100,000	$ 8,100	$ 27,900	$ (21,116)	$ 14,884

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
	For the Six Months	June 4, 2012	June 4, 2012
	Ended	(inception) through	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$ (20,870)	$ (425)	$ (21,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	211	-	(414)
Accounts payable and accrued expenses	(1,096)	425	6,228
Accrued compensation - officers	4,800	-	6,400
Net Cash Used in Operating Activities	(16,955)	-	(8,902)

Financing Activities:
Proceeds from issuance of common stock	31,000	-	36,000
Net Cash Provided by Financing Activities	31,000	-	36,000
Net Change in Cash	14,045	-	27,098

Cash - Beginning of Period	13,053	-	-
Cash - End of Period	$ 27,098	$ -	$ 27,098

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -	$ -
Income tax paid	$ 476	$ -	$ 476

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC.

(A Development Stage Company)

June 30, 2013 and 2012

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

Pursuant to Section 850-10-20 the Related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or for the Period from June 4, 2012 (Inception) through June 30, 2012.

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

There were no potentially dilutive shares outstanding for the interim period ended June 30, 2013 or for the Period from June 4, 2012 (Inception) through June 30, 2012.

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

Recently issued accounting pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Consulting Services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer were as follows:

	For the Six Months Ended June 30, 2013		For the Period from June 4, 2012 (inception) through June 30, 2013

President	$2,400		$3,200
Chief Financial Officer	2,400		3,200
	$4,800	*	$6,400	*

* - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $3,840 and $5,120 was reported  as cost of revenues for the interim period ended June 30, 2013 and for the period from June 4, 2012 through June 30, 2013, respectively.

Note 5 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

Common Stock

During the month of December 2012, the Company sold 5,000,000 shares of its common stock at par to its directors for $5,000 in cash.

During the interim period ended June 30, 2013, the Company sold 3,100,000 common shares at $0.01 per share for total proceeds of $31,000.

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

• Mobile website design

• Mobile & tablet applications

• Mobile marketing

Results of Operations

Six  Months Ended June 30, 2013

We were formed on June 4, 2012. As a result, we have provided comparative figures for the period from June 4, 2012 (inception) to June 30, 2012.  All revenues, cost of revenues and operating expenses during our fiscal 2012 were affected by the shorter reporting period compared to the full year of operations.

Revenue

Our gross revenue from online marketing and consulting services for the six months ended June 30, 2013 was $14,980 (June 30, 2013: $Nil). Our cost of revenues for the six months of 2013 was $9,090 (June 30, 2012: $Nil) resulting in a gross profit of $5,890 (June 30, 2012: $Nil). All of our revenues derived from consulting services related to strategic implementation of a social media campaign and results tracking. To date we rely on our employees and directors who are focused on signing new clients, maintaining and attempting to increase our business with existing clients.  As of the date of this quarterly report we had three employees including two of our directors.

Costs and Expenses

The major components of our expenses for the six-month period ended June 30, 2013 and from inception to June 30, 2012 are outlined in the table below:

	For the Six Months Ended June 30, 2013	For the Period from June 4, 2012 (Inception) through June 30, 2012

Professional fees	$ 13,970	$ -
Other – general and administrative	11,354	-
Legal-Organization costs	-	425
Compensation - officers	960	-
	$ 26,284	$ 425

We commenced our operations in June of 2012 and incurred expenses related to implementation of our business plan.  During the six months ended June 30, 2013 we incurred $13,970 in professional fees, $11,354 in general and administrative expenses and $960 in officers’ compensation. The shorter reporting period in our fiscal 2012 affected categories of operating costs and expenses charged on a monthly basis, such as officer compensation, consulting and rent expenses. The legal-organization costs of $425 represent the company’s formation expenditures in fiscal 2012. Other expenses for the six months ended June 30, 2013 represent bank charges of $46, office expenses of $565, rent of $993 and consulting fees of $9,750.

The President of the Company provides management consulting services to the Company. We have entered into consulting agreements with Elena Kryukova, our President, and Irina Zagvazdina, our Chief Financial Officer, on November 1, 2012. Either party can terminate these contracts with a sixty (60) day advance written notice. During the six-month period ended June 30, 2013, management consulting services of $480 were charged to operations.

The Chief Financial Officer of the Company provides consulting services to the Company. During the six-month period ended June 30, 2013, consulting services of $480 were charged to operations. A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $3,840 and $5,120 was reported  as cost of revenues for the interim period ended June 30, 2013 and for the period from June 4, 2012 through June 30, 2013, respectively.

Liquidity and Capital Resources

	June 30, 2013	December 31, 2012
Current Assets	$27,512	$13,678
Current Liabilities	$(12,628)	$8,924
Working Capital	$14,884	$4,754

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended June 30, 2013	For the Period from June 4, 2012 (inception) through June 30, 2012

Cash provided by (used in) operating activities	$(16,955)	$-
Cash used in investing activities	$-	$-
Cash provided by financing activities	$31,000	$-
Net increase in cash	$14,045	$-

Cash Flows from Operating Activities

Our cash flows from operating activities of $(20,870) (June 30, 2012: $(425)) is a net result of cash generated from sales of our online marketing services and changes in our current assets and liabilities. This portion of our cash flow represents the most significant source of funding for our operations. The major uses of our operating cash include funding general operating expenses (legal and professional expenses, consulting, travel, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the six months ended June 30, 2013, include a decrease in prepaid expenses and security deposits and accounts payable and accrued liabilities and increase in accrued officer compensation. The decrease in prepaid expenses and security deposits was due to the decrease in prepaid office rent as of June 30, 2013, for the months of July of 2013. During the six months ended June 30, 2013 we have repaid amounts due as of December 31, 2012 resulting in the net decrease in accounts payable and accrued liabilities as of June 30, 2013.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the six months ended June 30, 2013 and 2012.

Cash Flows from Financing Activities

During the period from June 4, 2012 (Inception) through December 31, 2012 the Company sold 5,000,000 shares of common stock at par to the Company Directors for $5,000 in cash.

During the six months ended June 30, 2013, the Company sold 3,100,000 common shares at $0.01 per share for total proceeds of $31,000.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Date: August 5, 2013

SNAP ONLINE MARKETING INC.

By:	/s/ Elena Kryukova
Elena Kryukova
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Snap Online Marketing Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Elena Kryukova	President, C.E.O. and Director	August 5, 2013
Elena Kryukova
/s/ Irina Zagvazdina	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	August 5, 2013
Irina Zagvazdina