Form 10-Q
period 2013-09-30
Snap Online Marketing Inc.
filed 2013-11-08
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2013
Common Stock, $0.001 par value	8,100,000

SNAP ONLINE MARKETING INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 SNAP ONLINE MARKETING INC.

(A Development Stage Company)

September 30, 2013 and 2012

SNAP ONLINE MARKETING INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current Assets:
Cash	$ 7,324	$ 13,053
Accounts receivable	10,950	-
Prepaid expenses	412	625
Total current assets	18,686	13,678
Total Assets	$ 18,686	$ 13,678

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$ 11,557	$ 7,324
Accrued compensation - officers	8,800	1,600
Total current liabilities	20,357	8,924
Total liabilities	20,357	8,924

Commitments and Contingencies

Stockholders' Equity(Deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,100,000 and 5,000,000 shares issued and outstanding, respectively	8,100	5,000
Additional paid-in capital	27,900	-
Deficit accumulated during the development stage	(37,671)	(246)
Total stockholders' equity(deficit)	(1,671)	4,754
Total Liabilities and Stockholders' Equity(Deficit)	$ 18,686	$ 13,678

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Period from June 4, 2012 (inception) through September 30, 2012	For the Period from June 4, 2012 (inception) through September 30, 2013

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$ 10,950	$ -	$ 25,930	$ -	$ 37,212
Cost of revenue-officers	7,170	-	16,260	-	17,540
Gross margin	3,780	-	9,670	-	19,672

Operating Expenses:
Compensation - officers	480	-	1,440	-	1,760
General and administrative	2,761	-	14,115	425	16,543
Professional fees	17,094	-	31,064	-	38,564
Total operating expenses	20,335	-	46,619	425	56,867
Loss from operations	(16,555)	-	(36,949)	(425)	(37,195)

Other (Income) Expense
Income taxes	-	-	476	-	476
Other (Income) Expense, net	-	-	476	-	476
Loss before income tax provision	(16,555)	-	(37,425)	(425)	(37,671)
Income tax provision	-	-	-	-	-
Net Loss	$ (16,555)	$ -	$ (37,425)	$ (425)	$ (37,671)
Net Loss Per Common Share:
- Basic and Diluted	$ (0.00)	$ -	$ (0.01)	$ (0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	8,100,000	5,000,000	6,180,610	5,000,000

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 4, 2012 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common stock par value $0.001		Paid-in	Development	Stockholders'
	Number of Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, June 4, 2012 (Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash, at $0.001 per share,
in December 2012	5,000,000	5,000	-	-	5,000
Net loss				(246)	(246)
Balance , December 31, 2012	5,000,000	5,000	-	(246)	4,754

Common stock issued for cash, at $0.01 per share	3,100,000	3,100	27,900	-	31,000
Net loss	-	-	-	(37,425)	(37,425)
Balance , September 30, 2013	8,100,000	$ 8,100	$ 27,900	$ (37,671)	$ (1,671)

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from June 4, 2012 (inception) through September 30, 2012	For the Period from June 4, 2012 (inception) through September 30, 2013
	For the Nine Months Ended September 30, 2013

	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$ (37,425)	$ (425)	$ (37,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	(10,950)	-	(10,950)
Prepaid expenses	213	-	(412)
Accounts payable and accrued expenses	4,233	425	11,557
Accrued compensation - officers	7,200	-	8,800
Net Cash Used in Operating Activities	(36,729)	-	(28,676)

Financing Activities:
Proceeds from issuance of common stock	31,000	-	36,000
Net Cash Provided by Financing Activities	31,000	-	36,000

Net Change in Cash	(5,729)	-	7,324
Cash - Beginning of Period	13,053	-	-
Cash - End of Period	$ 7,324	$ -	$ 7,324

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -	$ -
Income tax paid	$ 476	$ -	$ 476

See accompanying notes to the financial statements.

SNAP ONLINE MARKETING INC.

(A Development Stage Company)

September 30, 2013 and 2012

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or for the Period from June 4, 2012 (Inception) through September 30, 2012.

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

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2013 or for the Period from June 4, 2012 (Inception) through September 30, 2012.

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the net operating loss or tax credit carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The Company is currently evaluating the potential impact of this update.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Consulting Services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer were as follows:

	For the Nine Months Ended September 30, 2013		For the Period from June 4, 2012 (inception) through September 30, 2013

President	$3,600		$4,400
Chief Financial Officer	3,600		4.400
	$7,200	*	$8,800	*

* - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $5,760 and $7,040 was reported  as cost of revenues for the interim period ended September 30, 2013 and for the period from June 4, 2012 through September 30, 2013, respectively.

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

• Mobile website design

• Mobile & tablet applications

• Mobile marketing

Results of Operations

Nine Months Ended September 30, 2013

We were formed on June 4, 2012. As a result, we have provided comparative figures for the period from June 4, 2012 (inception) to September 30, 2012.  All revenues, cost of revenues and operating expenses during our fiscal 2012 were affected by the shorter reporting period compared to the full year of operations.

Revenue

Our gross revenue from online marketing and consulting services for the nine months ended September 30, 2013 was $25,930 (September 30, 2012: $Nil). Our cost of revenues for the nine months of 2013 was $16,260 (September 30, 2012: $Nil) resulting in a gross profit of $9,670 (September 30, 2012: $Nil). All of our revenues derived from consulting services related to strategic implementation of a social media campaign and results tracking. To date we rely on our employees and directors who are focused on signing new clients, maintaining and attempting to increase our business with existing clients.  As of the date of this quarterly report we had three employees including two of our directors.

Costs and Expenses

The major components of our expenses for the nine-month period ended September 30, 2013 and from inception to September 30, 2012 are outlined in the table below:

	For the Nine Months Ended September 30, 2013	For the Period from June 4, 2012 (Inception) through September 30, 2012	Increase (Decrease) ($)

Professional fees	$ 31,064	$ -	31,064
Other – general and administrative	14,115	425	13,690
Compensation - officers	1,440	-	1,440
	$ 46,619	$ 425

We commenced our operations in June of 2012 and incurred expenses related to implementation of our business plan.  During the nine months ended September 30, 2013 we incurred $31,064 in professional fees, $14,115 in general and administrative expenses and $1,440 in officers’ compensation. The shorter reporting period in our fiscal 2012 affected categories of operating costs and expenses charged on a monthly basis, such as officer compensation, consulting and rent expenses. The professional fees of $31,064 were incurred in relation to auditing of our financial statements, filing of our Registration Statement on the Form S-1 with Securities and Exchange Commission, listing on the OTCBB/OTCQB quotation platforms and obtaining DTC eligibility for our common stock. Other expenses for the nine months ended September 30, 2013 represent bank charges of $46, office expenses of $605, rent of $1,464 and consulting fees of $12,000. Other expenses of $425 in 2012 represent the company’s formation expenditures (legal costs).

The President of the Company provides management consulting services to the Company. We have entered into consulting agreements with Elena Kryukova, our President, and Irina Zagvazdina, our Chief Financial Officer, on November 1, 2012. Either party can terminate these contracts with a sixty (60) day advance written notice. During the nine-month period ended September 30, 2013, management consulting services of $720 were charged to operations.

The Chief Financial Officer of the Company provides consulting services to the Company. During the nine-month period ended September 30, 2013, consulting services of $720 were charged to operations. A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $5,760 and $7,040 was reported as cost of revenues for the interim period ended September 30, 2013 and for the period from June 4, 2012 through September 30, 2013, respectively.

Since inception, we have sold 5,000,000 shares of common stock at $0.001 per share to our Directors for total proceeds of $5,000.

Liquidity and Capital Resources

	September 30, 2013	December 31, 2012

Current Assets	$18,686	$13,678
Current Liabilities	$20,357	$8,924
Working Capital	$(1,671)	$4,754

Liquidity

As of September 30, 2013 we had working capital deficiency of $1,671 compared to working capital of $4,754 as of December 31, 2012.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Nine Months Ended September 30, 2013	For the Period from June 4, 2012 (inception) through September 30, 2012

Cash provided by (used in) operating activities	$(36,729)	$-
Cash used in investing activities	$-	$-
Cash provided by financing activities	$31,000	$-
Net decrease in cash	$(5,729)	$-

Cash Flows from Operating Activities

Our cash flows from operating activities of $(36,729) (September 30, 2012: $Nil) is a net result of cash generated from sales of our online marketing services and changes in our current assets and liabilities. This portion of our cash flow represents the most significant source of funding for our operations. The major uses of our operating cash include funding general operating expenses (legal and professional expenses, consulting, travel, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the nine months ended September 30, 2013, include an increase in accounts receivable and accounts payable and accrued liabilities, the increase in accrued officer compensation and a decrease in prepaid expenses and security deposits. The decrease in prepaid expenses and security deposits was due to the decrease in prepaid office rent as of September 30, 2013. The increase in accounts receivable was due to outstanding as of September 30, 2013 receivables from our clients that were collected subsequent to the quarter end. The increase in amounts due to related party represent accrued management consulting fees incurred by the Company with our officers and directors that remained unpaid as of September 30, 2013.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the nine months ended September 30, 2013 and 2012.

Cash Flows from Financing Activities

During the period from June 4, 2012 (Inception) through December 31, 2012 the Company sold 5,000,000 shares of common stock at par to the Company Directors for $5,000 in cash.

During the nine months ended September 30, 2013, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company sold 3,100,000 common shares at $0.01 per share for total proceeds of $31,000 pursuant to this Registration Statement.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Date: November 8, 2013

SNAP ONLINE MARKETING INC.

By:	/s/ Elena Kryukova
Elena Kryukova
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Snap Online Marketing Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Elena Kryukova	President, C.E.O. and Director	November 8, 2013
Elena Kryukova
/s/ Irina Zagvazdina	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	November 8, 2013
Irina Zagvazdina