Form 10-K
period 2013-12-31
Lifelogger Technologies Corp
filed 2014-04-09
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-186415

LIFELOGGER TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Nevada	45-5523835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11380 Prosperity Farms Road, Suite 221E, Palm Beach Gardens, Florida	33410
(Address of principal executive offices)	(Zip Code)

(416) 907-8976

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2013.

The number of shares of the registrant’s Common Stock issued and outstanding was 81,000,000 shares as of April 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART 1

ITEM 1. BUSINESS

The Company

Lifelogger Technologies, Inc. (“we”, “us”, the “Company”, “Great Plains”) was incorporated under the laws of the State of Nevada on June 4, 2012 under the name Snap Online Marketing Inc. We changed our name effective January 31, 2014 in connection with our plans to diversify our business through the development and commercialization of a lifelogging camera that involves the process of tracking and sharing personal data. Prior to January 31, 2014, we were engaged in providing a full range of web based marketing services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, custom web design, website usability consulting and web analytics implementation.

General

We are developing state-of-the-art lifelogging technologies which we plan to commercialize through the sale of a wearable video camera we refer to as a “Lifelogger Camera”. Lifelogging is a form of social networking that involves the process of tracking and sharing personal data. It is the principle of having a wearable device that can either take video or still pictures of a user’s activities automatically or on command. We have developed a prototype Lifelogger Camera and sophisticated software tools that enable the user to store, recall and share audio and videos of their life experiences. The production version of the Lifelogger Camera, when completed, will be a miniature digital video camera that can be clipped on the user’s ear, glasses or hat. It will have one-touch controls accessible from Android, IOS and Windows based applications (or APPs). The Lifelogger Camera will have the ability to electronically link to a cloud-based data service that will be capable of seamlessly and effortlessly processing and organizing the users video and captured data based on the users preferences.

We utilize Timeback EOOD, a third party product development and engineering firm to develop the Lifelogger Camera and software tools. Timeback EOOD is a Bulgarian company that employs highly skilled and experienced hardware and software designers and developers who create technology solutions .These technologies include advanced video and audio capturing and data processing.

Description of Lifelogging

Lifelogging is the process of tracking and sharing personal data generated by a person’s behavioral activities. It is a process that is different than Lifestreaming which primarily tracks the activity of created and discovered content. Lifelogging is a form of social networking that involves the process of tracking and sharing personal data. It is the principle of having a wearable device that can either take video or still pictures of a user’s activities automatically or on command. Lifelogging allows you to capture important moments in your life such as holidays, birthdays, a child’s first steps and other important life moments. Lifeloggers (also known as lifebloggers or lifegloggers) typically wear computers/cameras in order to capture their entire lives, or large portions of their lives.

Our Product – The Lifelogger Video Camera

Our Lifelogger Video Camera is being designed as a highly advanced wearable video camera, both in hardware and software design. This will make it possible for a user to effectively document their experiences, both personal and business. For personal use, the user of the Lifelogger Camera will be capable of recording and converting activities in a person’s life into a unique memory or an indispensable source of information, in picture and sound. In a business environment, users will be able to, among other things, increase productivity, security, effectiveness and efficiency through the use of the extensive and intelligently managed lifelogging data for analysis and optimization of business processes, employee behavior and better customer service.

As part of the development of the Lifelogger Camera, the focus has been on the detail and precision of its application to the targeted personal or business use customer. In that regard, the three-dimensional design was carefully fine-tuned to be in line with contemporary design trends focused on the main goal to bring to the consumer the feeling for the uniqueness of the product and, more importantly, ease of use.

The functional prototype of the Lifelogger Camera supports all the applications of the final product such as taking video and still pictures, utilization of GPS with GEO tagging. The prototype has a built-in electronic compass, which helps introduce to users a unique functionality for three dimensional layout creation (the creation of pseudo reality based on the captured footage combined with the heading or space orientation). The built-in gyroscope and accelerometer additionally help space orientation.

Application/Functionality

One of the primary development objectives with the Lifelogger Camera has been the ease and effortless use to log personal or business life activities. The Lifelogger Camera is a tiny GPS enabled digital camera that can be attached to a person’s ear or clip-on and wear. It will have touch controls and the ability to control the camera through a linked smart phone or pad for automatic capture of life in video and sound. Moreover, the Lifelogger Camera is being designed for extended use and with long battery life such that a user can continue to operate the camera for extended periods without recharging or replacing the battery. Our design for quick and easy battery replacement will allow battery charging on the go and simultaneous data transfer to the cloud-based data service. And for the most ardent Lifeloggers for extended continuous use, a larger battery pack may be connected to the device.

Additional functions of the Lifelogger Camera will include the capability to store video data directly onto the internal built in memory. For data service and applications, we will have an integrated powerful and easy to use cloud-based data service and Android, IOS or Windows based APPs.

Product Development and Support

Based on the availability of our working capital, we intend to commit significant resources to future product research and development to ensure that we maintain information security technology. We plan to offer localized versions of our APPs in several languages, including Chinese, Japanese, Korean, German, Spanish and French.

Lifelogger’s development strategy and goal is to develop the ultimate lightweight wearable camera solution, which is the perfect combination of the smallest physical size, the ultimate wearing comfort, the maximum video resolution and the longest autonomous work time, which will be achieved through cutting edge technology.

Hardware development. Our development is focused on a “hands free model” that can be worn over the ear utilizing a head apparatis similar to a telephone headset.

APP development. The successful implementation of our hardware development plans will lead to the creation of high-quality miniature video streaming devices with ultimate autonomy, which in turn presents new technology challenges. A new technology challenge for the APP will be how to store and manage the huge data sets of available audio and visual information. Our current plans are to use cloud-based storage and retrieval technology for the Lifelogger Camera data. So, our basic cloud-based data service will receive all data from the cameras, securely store the data and process it so that it is readily available to the user for fast access and viewing.

Growth Strategy

We plan to grow our business by initially launching the product for pre-sale on our website at www.lifelogger.com. This website will include product information, blogging and be capable of future enhanced ecommerce offerings. As part of this plan we plan to initially offer for sale a limited number of Lifelogger Cameras via the website at a discount for testing and feedback. Our ultimate goal is to deliver a unique product in which the bloggers will create a viral community to get our story out to a wider consumer base. We will also launch direct marketing and sales campaigns in selected vertical markets, including academic, healthcare and government in the North American market.

The target market for our product includes:

●	Students for in-class use to record lectures and class activities for easy recall by subject or date;

●	Health care professionals- use with patients and recall for records or patient follow ups;

●	Sales professionals- use for sales calls or customer care calls ease of recalling and storing for future;

●	General population- use for day to day video capturing of everyday life with the ease of recalling, editing and storing of video.

●	Public Safety – use in day to day life for policeman and utilization of sophisticated software to recall data based on face, text or location with ease.

Sales and Marketing

We initially introduced a prototype Lifelogger Camera at the global consumer electronics and technology tradeshow (Consumers Electronics Show or CES) held in Las Vegas, Nevada in January 2014. CES is the largest consumer electronics show in the world with over 1.85 million square feet of show floor area that includes products from more than 150 countries with more than 150,000 attendees. The Lifelogger Camera was met with overwhelming acceptance by many industry leaders, distributors and end users.

Our European launch will be at the IFA’s trade show for consumer electronics in Messegelände Berlin, Germany in September 2014. Europe is one of the world’s largest consumer electronics market with buyers placing orders at the IFA trade show just prior to the Christmas holiday sales peak. The IFA trade show is also the launch pad for new consumer electronics and technology including tablets, eBooks, smart phones, apps, TVs, and digital technologies for work, home and play. Past IFA trade shows have seen orders placed for over 3.7 billion Euros in new products from over 1,400 exhibitors and is attended by key retailers, buyers and experts from the industry and media.

Principal Suppliers

We plan to use a major Taiwanese based original equipment manufacturer to produce the Lifelogger Camera and Timeback EOOD to provide development and engineering services. We are in the final stages of signing a contract with these companies and have been working with Timeback EOOD pursuant to an oral agreement. Once these agreements are finalized, we believe we will have access to sufficient supply and development team for the Lifelogger Cameras.

Competition

We will initially sell our products exclusively via the Internet. Our competition includes other Internet based sellers of lifelogger products and services. Some of our competitors may have significantly greater financial, marketing and other resources than we do. Our competitors may undertake more far-reaching marketing campaigns, including print and television advertisements, and adopt more aggressive pricing policies that may allow them to build larger customer and distribution bases than ours. Our competitor’s products or services may be equal or superior to our proposed products and services or that achieve greater market acceptance than our products and services.

Government Regulation

Our Lifelogger Camera business will operate in a regulated environment under various federal and state consumer protection and other laws, rules and regulations, including the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. Some of the more significant regulations that we will become subject to will include:

Our Lifelogger Camera business will be subject to a number of U.S. federal and state, and foreign laws and regulations that affect companies conducting business on the Internet. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. In particular, we will become subject to federal, state, and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we intend to operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us. For example, the European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance.

We believe that once we launch our Lifelogger Camera business, we will be in substantial compliance with all governmental regulations applicable to our business. We will employ a number of external resources to assist us in complying with our regulatory obligations. These external resources will include outside technology providers and consultants. As we expand our business, we will be required to raise additional capital to cover the expected increase in costs to hire and train additional internal and external resources to ensure we remain in substantial compliance with our governmental obligations.

Patents and Trademarks

We own the trademark for “LL Life Logger”. This trademark is registered in the United States and a trademark for “Life Logger” has been registered in the European Union. We have applied for trademark registration in other countries where we intend to offer our Lifelogger Camera.

Employees and Compensation

We presently have one full-time employee, Stewart Garner, our Chief Executive Officer, and one part-time employee.. We are dependent upon Mr. Garner for execution of our Lifelogger business.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Related to our Business

We lack an operating history. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on June 4, 2012, and have realized $41,212 in revenues and incurred $75,258 in operating costs since inception from our online marketing business. We have not generated any revenue from our planned lifelogging camera business. As of December 31, 2013, we had deficit accumulated during the development stage of $56,366. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, do not know when we expect to begin generating revenues from our planned lifelogging camera business. Furthermore, our revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

Our auditors have issued a going concern opinion because there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Significant Capital Requirements; Possible Additional Financing.

Our capital requirements will be significant. We are dependent on raising additional capital in order to fund our operations. Such financing may include the issuance of additional securities and/or the incurrence of debt financing. There can be no assurance that any additional financing will be available to us on acceptable terms or at all. Any additional equity financing will dilute the interests of our then existing shareholders.

Lifelogging products and services generally, and our products and services in particular, may not achieve widespread acceptance which could require us to modify our sales and marketing efforts and could limit our ability to successfully grow our business.

The market for lifelogging products and software remains immature and is rapidly changing. In addition, the products we plan to sell are now being developed and will be new to the market. Our ability to sell these products and generate revenue in the future depends on the acceptance by customers, third-party resellers and end users of life logging software and services generally and our products and services in particular. The adoption of lifelogging products and software could be hindered by the costs to purchase the product and use the software and planned life blogging services. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers about the uses and benefits of life blogging in general and our products in particular. We may also need to modify or increase our planned sales and marketing efforts or adopt new marketing strategies to achieve such education. If these efforts fail, prove excessively costly or unmanageable, or if life logging generally does not continue to achieve commercial acceptance, our business would be harmed.

We may have difficulty managing growth in our business.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities and increase our product lines, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced personnel, talent and consultants, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Our business, financial condition and results of operations may be adversely affected by unfavorable economic and market conditions.

Changes in global economic conditions could adversely affect the profitability of our business. Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States and abroad. If economic and market conditions in the United States or other potential key markets, remain unfavorable or persist, spread or deteriorate further, we may experience an adverse impact on our business, financial condition and results of operation. In addition, the current or future tightening of credit in financial markets could result in a decrease in demand for our products and services.

Our ability to keep pace with technological developments is uncertain.

Our failure to respond in a timely and effective manner to new and evolving technologies could harm our business, financial condition and operating results. The idea of lifelogging is an evolving social network trend characterized by rapidly changing technology, evolving industry standards, changes in consumer needs and new service and product introductions. Our business, financial condition and operating results will depend, in part, on our ability to develop the technical expertise to address these rapid changes and to use leading technologies effectively. We may experience difficulties that could delay or prevent the successful development, introduction or implementation of new features or services to our proposed lifelogging product.

Any defects in, or other problems with, our products could harm our business and result in claims against us.

Complex electronic products and the software embedded in them such as ours may contain errors, defects and bugs (collectively, “errors”). During the development of any product, we may discover errors. As a result, our planned products may take longer than expected to develop. In addition, we may discover that remedies for errors may be technologically unfeasible. Delivery of products with undetected errors or reliability, quality or compatibility problems could damage our reputation. The existence of errors or reliability, quality or compatibility problems could also cause interruptions, delays or cessations of sales. We could, as well, be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors or reliability, quality or compatibility problems could bring claims against us; the defense of which, even if successful, would likely be time consuming and costly. Furthermore, if any such defense were not successful, we might be obligated to pay substantial damages that could materially and adversely affect our operating results.

Our business, financial condition and results of operations could be adversely affected if we fail to provide adequate security to protect our prospective customers and our systems.

Online security breaches could adversely affect our business, financial condition and results of operations. Any well-publicized compromise of security could deter use of the internet in general or use of the internet to store, retrieve and share confidential or personal information or downloading sensitive materials. In offering lifelogging products and services, we may increasingly rely on technology acquired from third parties to develop and produce our proposed lifelogging camera and software. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise or breach the algorithms that we plan to use to protect the data of our potential customers. If third parties are able to penetrate our planned network security or otherwise misappropriate confidential information, we could be subject to liability, which could result in litigation. In addition, experienced programmers or “hackers” may attempt to misappropriate proprietary information or cause interruptions in our services that could require us to expend significant capital and resources to protect against or remediate these problems.

We may not be able to protect and enforce our intellectual property rights.

The lifelogger camera and software we plan to offer for sale will be created using proprietary technology being developed by a third party contractor and the proprietary technology of the vendors who supply them with components. Although we will seek contractual indemnification rights and have certain common law rights of indemnification, neither we or our third party contractor has any registered patents on our proposed lifelogger product or software. Our inability or failure to protect or enforce trademarks and other proprietary rights could materially adversely affect our business. Our actions to establish, protect and enforce our trademarks and other proprietary rights may not prevent imitation of our products, services or brands or control piracy by others or prevent others from claiming violations of their trademarks and other proprietary rights by us. There are factors outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our proposed product are sold and services are distributed or made available through the internet.

Further, although management does not believe that our proposed products will infringe on the intellectual rights of others, there is no assurance that we will not be the target of infringement or other claims. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to our management or interrupt our proposed business.

If we do not diversify, continue to innovate and provide products and services that are useful to consumers and which generate significant traffic to our websites, we may not remain competitive or generate revenue.

Internet-based social networking is characterized by significant competition, evolving industry standards and frequent product and service enhancements. Our competitors are constantly developing innovations in internet social networking. We must continually invest in improving our customers’ experiences and in providing products and services that people expect in a high social networking experience, including services responsive to their needs and preferences and services that continue to attract, retain and expand our customer base.

We may need to change the manner in which we conduct our business, or incur greater operating expenses, if government regulation of the Internet or other areas of our business changes or if consumer attitudes toward use of the Internet, mobile devices, and lifelogging change.

The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for lifelogging may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

The manner in which Internet and other legislation may be interpreted and enforced cannot be precisely determined and may subject either us or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet could decrease the demand for our proposed lifelogging products and services and increase our cost of doing business.

In addition, if consumer attitudes toward use of the Internet, mobile devices and lifelogging change and If we are unable to interact with consumers because of changes in their attitude toward use of these technologies, our product sales and proposed license fees, customer acquisition and retention and operating results may be affected adversely.

We depend on advances in technology by other companies and if those advances do not materialize, some of our anticipated new products could be delayed or cancelled.

A key technological goal, which plays a very important role in our whole product development strategy, is to put on the market a “lifelogging device” with a very rich functionality set, which at the same time needs to have a very small form factor, a long battery life, an elegant design and at a reasonable price. Combining successfully all these conflicting requirements in the same device, which is commercially viable, is a major risk.

We rely on and will continue to rely on technologies (including specialized field-programmable gate array (FPGA’s) and high-quality low-power consumption camera modules) that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our specific uses. Such activities might not result in useful technologies or components for us. We are attempting to mitigate this risk by making our product work with alternative components including the FPGA’s and high-quality low-power consumption camera modules, but there can be no assurance that we will be successful in doing so.

Our supplier will depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

Neither our supplier or our company manufacture the integrated circuit chip sets, optics, backlights, printed circuit boards or other electronic components which we plan to use in our products. Instead, these components will be purchased from third party suppliers or contract manufacturers. Also third party contract manufactures will be used to assemble all or portions of our products. Some of these third party contractors and suppliers are small companies with limited financial resources. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical components to us or our supplier, we would be unable to manufacture and sell our products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our products could cause our business to be unsuccessful and the value of investors’ investment in us may decline.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are highly dependent on the services provided by Stewart Garner, our Chief Executive Officer, President and Director.

We are highly dependent upon the services of our Chief Executive Officer, President and Director, Stewart Garner. We have not obtained “key-man” life insurance policies insuring the life of Mr. Garner. If the services of Mr. Garner become unavailable to us, for any reason, our business could be adversely affected.

If we are unable to attract and retain key personnel, our business could be harmed.

If Mr. Garner were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our employment relationships are generally at-will. We cannot assure that one or more key employees will not leave in the future. We intend to continue to hire additional highly qualified personnel, including engineers and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

Management will devote only minimal time to our business.

Presently, our sole officer and director has other obligations and will devote only such time to our business as necessary.

We may have difficulty managing growth in our business.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our lifelogging business activities and increase the size of our operations, we plan to utilize computer systems and technology to minimize our labor costs. Despite these efforts, there will be additional demands on our financial, technical and management resources. The failure to implement administrative, operating and financial control systems and software or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced personnel, talent and consultants, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Consumer Electronics Ventures Corp. can exercise voting control over corporate decisions.

Consumer Electronics Ventures Corp. (“CEVC”) owns 61.7% of our total voting securities. As a result, CEVC exercises control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our controlling stockholder may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

RISK FACTORS RELATING TO OUR SECURITIES

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB operated by the OTC Market’s Group, Inc. under the symbol “LOGG”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTCQB, or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (80,306 shares of common stock as of the date of this Report); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

GENERAL RISK STATEMENT

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in a shared executive office suite at 11380 Prosperity Farms Road, Suite 221E, Palm Beach Gardens, Florida 33410. We occupy a portion of this space pursuant to a month to month lease. We pay annual rent of $500 per year for use of this office. We are in the process of looking for a new location for this office.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB and has traded under the symbol “LOGG” since February 2014. From August 27, 2013 to February 2014, our symbol was “SOMI”. On March 31, 2014, the closing sale price for our common stock was $0.75 on the OTCQB. Our stock has been thinly traded since approval of our quotation on the OTCQB by the Financial Industry Regulatory Authority (“FINRA”). There can be no assurance that a liquid market for our common stock will ever develop.

As of April 1, 2014, there were approximately 28 record holders, an unknown number of additional holders whose stock is held in “street name” and 81,000,000 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“fiscal 2012” – June 4, 2012 through December 31, 2012

●	“fiscal 2013” - January 1, 2013 through December 31, 2013

●	“fiscal 2014” – January 1, 2014 through December 31, 2014

Overview of Our Performance

During fiscal 2013 we focused our operations on providing web based marketing services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, custom web design, website usability consulting and web analytics implementation. We changed our name effective January 31, 2014 in connection with our plans to diversify our business through the development and commercialization of a lifelogging camera that involves the process of tracking and sharing personal data.

Lifelogging is a form of social networking that involves the process of tracking and sharing personal data. It is the principle of having a wearable device that can either take video or still pictures of a user’s activities automatically or on command. We have developed a prototype Lifelogger Camera and sophisticated software tools that enable the user to store, recall and share audio and videos of their life experiences. The production version of the Lifelogger Camera, when completed, will be a miniature digital video camera that can be clipped on the user’s ear, glasses or hat. It will have one-touch controls accessible from Android, IOS and Windows based applications (or APPs). The Lifelogger Camera will have the ability to electronically link to a cloud-based data service that will be capable of seamlessly and effortlessly processing and organizing the users video and captured data based on the users preferences.

We expect to launch sales of our Lifelogger Camera in the fourth quarter of fiscal 2014.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

Total revenue increased $18,648 to $29,930 for fiscal 2013 compared to $11,282 in fiscal 2012. This increase in total revenue is primarily due to increases in consulting revenues.

Our cost of goods sold for fiscal 2013 increased by approximately $19,760 compared to fiscal 2012 primarily as a result of increased costs attributed to higher consulting revenues. Our gross margins decreased 46% primarily as a result of this increase. We are unable to predict what our expected gross profits will be in fiscal 2014 as we have not established a sales price for our lifelogger camera.

Total operating expenses for fiscal 2013 increased by $54,874 compared to fiscal 2012 primarily as a result of an increase in professional and consulting fees and other general operating expenses. We expect increases in our operating expenses as we ramp up our Lifelogging Camera business discussed in this Form 10-K.

The net loss for fiscal 2013 was $56,120, an increase of $55,874 compared to fiscal 2012, primarily as a result of an increases in operating expenses, partially offset by an increase in revenue as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2013 our working capital amounted to $1,989, a decrease of $6,743 as compared to $4,754 as of December 31, 2012. This decrease is primarily a result of a reduction in cash, partially offset by a reduction in accounts payable and accrued expenses. Working Capital included primarily cash of $255 and prepaid expenses of $412.

Net cash used in operating activities was $43,798 during fiscal 2013 compared to net cash provided by operating activities of $8,053 in fiscal 2012. The increase in cash used in operating activities is primarily attributable to our net loss and accrued officer compensation.

Net cash provided by financing activities during fiscal 2013 was $31,000 compared to $5,000 in fiscal 2012. The increase was primarily a result of the proceeds from the issuance of our common stock.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $971,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of approximately $578,000 towards development and marketing of the Lifelogger Camera, $192,000 towards salaries and subcontractors, $100,000 towards marketing materials and sales. Additionally, approximately $101,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

We have been in the development stage since our inception on June 4, 2012 and continue to incur significant losses. We had a net loss since inception of $56,366 and for the period from inception through December 31, 2013 $35,743 in cash was used in operating activities. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2013, our auditor included a statement that as a result of our deficit accumulated during the development stage at December 31, 2013, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2013 we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F - 1 through F – 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Stewart Garner	47	Chief Executive Officer, Chief Financial Officer and Director

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Stewart Garner. Mr. Garner has served as our Chief Executive Officer and a Director since December 20, 2013. Mr. Garner has over 20 years in finance and business development in both the private and public sectors. From January 2007 through the present, Mr. Garner was the founder and sole officer and director of 2128112 Ontario, Inc., an entity which invests in and develops real estate projects and invests in and consults with public and private entities. Recently, Mr. Garner, has been focused on real estate with the acquisition and development of properties on a consulting basis.

As the Chief Executive Officer of our company, Mr. Garner brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by one shareholder of more than 61% of our outstanding common stock. The Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the Board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of directors have come to understand that in today’s business environment, development of useful products and identification of undervalued real estate, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Compensation

Our directors do not receive any compensation as directors and there is no other compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer, President and Director of the Company during the fiscal year ended December 31, 2013, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during the fiscal year ended 2013, as well as the most highly compensated employees who did not serve as executive officers during 2013. Compensation information is shown for the fiscal years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards	All Other Compensation ($)	Total ($)
Stewart Garner, Chief Executive Officer(1)	2013	0	0	0	0

Elena Kryukova(2)	2013 2012	0 0	0 0	0 0	0 0

(1) Mr. Garner was appointed as our Chief Executive Officer on December 20, 2013.

(2) Ms. Kryukova resigned her position as our Chief Executive Officer on December 20, 2013.

Employment Agreements with Executive Officers

We have no employment agreements with any of our executive officers. We are in discussions with our Chief Executive Officer regarding his compensation.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2013:

With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

●	the exercise price of such option; and

●	the expiration date of such option; and

●	with respect to each stock award -

●	the number of shares of our common stock that have been earned but have not vested;

●	the market value of the shares of our common stock that have been earned but have not vested;

●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards and Warrant Awards

	Number of	Number of	Equity Incentive
	Securities	Securities	Plan Awards:
	Underlying	Underlying	Number of	Weighted
	Unexercised	Unexercised	Securities Underlying	Average
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Stewart Garner	0	0	0	$-
Elena Kryukova	0	0	0	$-

Stock Awards

				Equity Incentive
				Plan Awards:
			Number	Market or
	Number of	Market Value	of Unearned	Pay-Out Value of
	Shares That	of Shares That	Shares That	Unearned Shares
Name	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested
Stewart Garner	0	$-	0	$-
Elena Kryukova	0	$-	0	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of April 1, 2014 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Lifelogger Technologies Corp. 11380 Prosperity Farms Road, Suite 221E, Palm Beach Gardens, Florida 33410. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Stewart Garner(2)	0	0%
All Officers and Directors as a Group (one person)	0	0%
Five percent shareholders:
Consumer Electronics Ventures Corp(2)	50,000,000	61.7%

* less than 1%.

(1)	Based on 81,000,000 shares outstanding.
(2)	Michelle Draper, a director of Consumer Electronics Ventures Corp., a BVI IBC corporation (“CEVC”) has voting and dispositive control over securities held by CEVC whose address is P.O. Box 146, Road Town, Tortola.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have specified the following person and entity as related parties with ending balances as of December 31, 2013 or that occurred in fiscal 2013:

Consulting Services from President and Chief Financial Officer

Consulting services provided by the former President and Chief Financial Officer were as follows:

	For the Year Ended December 31, 2013		For the Period from June 4, 2012 (inception) through December 31, 2012

President	$4,400		$800
Chief Financial Officer	4,400		800
	$8,800	*	$1,600	*

* - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $7,040 and $1,280 was reported as cost of revenues for the year ended December 31, 2013 and for the period from June 4, 2012 through December 31, 2012, respectively.

Advances from Former Stockholders

From time to time, the former President and Chief Executive Officer and stockholders of the Company provided advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand.

The former President and stockholder of the Company advanced $7,977 to the Company for the period from January 1, 2013 through December 20, 2013, the date of change in control and the Company did not make any repayment toward these advances.

Forgiveness of Advances from Former Stockholders and Accrued Compensation – Former Officers

On December 20, 2013, pursuant to the terms of the Stock Purchase Agreements, the former President and stockholders forgave advances of $7,977 and accrued compensation of $10,400, respectively or $18,377 in aggregate. This amount was recorded as contributions to capital.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Li and Company, PC for the fiscal years ended December 31, 2013 and 2012.

	2013	2012

Audit Fees	$9,500	$-
Audit-Related Fees	700	-
Tax Fees	600	-
All Other Fees	-	-
Total	$10,800	$-

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F - 1 and included on pages F - 2 through F – 14.

	2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Form S-1 filed on February 1, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed January 6, 2014 (Incorporated by reference to Exhibit 3.3 on Form 8-K filed on February 4, 2014).

3.2	Bylaws (Incorporated by reference to Form S-1 filed on February 1, 2013).

4.2	Subscription Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.1	Consulting Agreement, C.E.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.2	Consulting Agreement, C.F.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS 99	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lifelogger Technologies Corp.

Date: April 9, 2014	By:	/s/ Stewart Garner
Stewart Garner,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stewart Garner	Chief Executive Officer and Director (principal executive officer, principal financial and accounting officer and sole director)	April 9, 2014
Stewart Garner

Lifelogger Technologies Corp.

(Formerly Snap Online Marketing Inc.)

(A Development Stage Company)

December 31, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2013 and 2012	F-3

Statements of Operations for the Year Ended December 31, 2013, for the Period from June 4, 2012 (Inception) through December 31, 2012 and for the Period from June 4, 2012 (Inception) through December 31, 2013	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from June 4, 2012 (Inception) through December 31, 2013	F-5

Statements of Cash Flows for the Year Ended December 31, 2013, for the Period from June 4, 2012 (Inception) through December 31, 2012 and for the Period from June 4, 2012 (Inception) through December 31, 2013	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lifelogger Technologies Corp.

(A development stage company)

We have audited the accompanying balance sheets of Lifelogger Technologies Corp. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholder’s equity (deficit) and cash flows for the year ended December 31, 2013, for the period from June 4, 2012 (Inception) through December 31, 2012 and for the period from June 4, 2012 (Inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the year ended December 31, 2013, for the period from June 4, 2012 (Inception) through December 31, 2012 and for the period from June 4, 2012 (Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, had a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 9, 2014

LIFELOGGER TECHNOLOGIES CORP.

(FORMERLY SNAP ONLINE MARKETING INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Current Assets:
Cash	$255	$13,053
Prepaid expenses	412	625

Total current assets	667	13,678
Total Assets	$667	$13,678

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$2,656	$7,324
Accrued compensation - former officers	-	1,600

Total current liabilities	2,656	8,924
Total liabilities	2,656	8,924

Commitments and Contingencies

Stockholders’ Equity (deficit):

Preferred stock par value $0.001: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 120,000,000 shares authorized; 81,000,000 and 50,000,000 shares issued and outstanding, respectively	81,000	50,000
Additional paid-in capital	(26,623)	(45,000)
Deficit accumulated during the development stage	(56,366)	(246)

Total stockholders’ equity (deficit)	(1,989)	4,754
Total Liabilities and Stockholders’ Equity (Deficit)	$667	$13,678

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

(FORMERLY SNAP ONLINE MARKETING INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
	For the Year	June 4, 2012	June 4, 2012
	Ended	(inception) through	(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenue earned during the development stage	$29,930	$11,282	$41,212
Cost of revenue - former officers	21,040	1,280	22,320
Gross margin	8,890	10,002	18,892

Operating expenses:
Compensation - former officers	1,760	320	2,080
General and administrative	17,043	2,428	19,471
Professional fees	46,207	7,500	53,707
Total operating expenses	65,010	10,248	75,258

Loss before income tax provision	(56,120)	(246)	(56,366)

Income tax provision	-	-	-

Net loss	$(56,120)	$(246)	$(56,366)
Net Loss Per Common Share:
- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	66,643,840	3,715,000

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

(FORMERLY SNAP ONLINE MARKETING INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JUNE 4, 2012 (INCEPTION) THROUGH DECEMBER 31, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common stock par value $0.001		Paid-in	Development	Stockholders'
	Number of Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, June 4, 2012 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash in December 2012	50,000,000	50,000	(45,000)		5,000

Net loss				(246)	(246)

Balance , December 31, 2012	50,000,000	50,000	(45,000)	(246)	4,754

Common stock issued for cash in June 2013	31,000,000	31,000			31,000

Forgiveness of advances from and accrued compensation - former stockholders and officers			18,377		18,377

Net loss				(56,120)	(56,120)

Balance, December 31, 2013	81,000,000	$81,000	$(26,623)	$(56,366)	$(1,989)

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

(FORMERLY SNAP ONLINE MARKETING INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year	June 4, 2012	June 4, 2012
	Ended	(inception) through	(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013

Operating Activities:
Net loss	$(56,120)	$(246)	$(56,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	213	(625)	(412)
Accounts payable and accrued expenses	3,309	7,324	10,633
Accrued compensation - officers	8,800	1,600	10,400
Net Cash Used in Operating Activities	(43,798)	8,053	(35,745)
Financing Activities:
Proceeds from issuance of common stock	31,000	5,000	36,000
Net Cash Provided by Financing Activities	31,000	5,000	36,000
Net Change in Cash	(12,798)	13,053	255
Cash - Beginning of Period	13,053	-	-
Cash - End of Period	$255	$13,053	$255
Non Cash Financing and Investing Activities:
Forgiveness of debt from former stockholder and officer - accrued compensation	$10,400	$-	$10,400
Forgiveness of debt from former stockholder and officer - advances from stockholder	$7,977	$-	$7,977

See accompanying notes to the financial statements.

Lifelogger Technologies Corp.

(Formerly Snap Online Marketing Inc.)

(A Development Stage Company)

December 31, 2013 and 2012

Notes to the Financial Statements

Note 1 – Organization and Operations

Lifelogger Technologies Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 4, 2012 under the name Snap Online Marketing Inc. We changed our name effective as of January 31, 2014 in connection with our plans to develop and commercialization a lifelogging camera that involves the process of tracking and sharing personal data. Prior to January 31, 2014 we were engaged in providing a full range of web based marketing services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, custom web design, website usability consulting and web analytics implementation.

On December 20, 2013, Consumer Electronics Ventures Corp, a BVI IBC corporation (the “Purchaser”) acquired an aggregate of 50,000,000 shares of the Company common stock, $0.001 par value per share (the “Shares”) for an aggregate purchase price of $50,000 (the “Purchase Price”) from Irina Zagvazdina and Elena Kryukova. The Shares represented 61.7% of the issued and outstanding shares of common stock of the Company. The Purchaser used its working capital as the source for the Purchase Price.

Effective as of January 31, 2014, the Company amended and restated its articles of incorporation to increase the number of authorized shares of common stock from 75,000,000 to 120,000,000, create a class of preferred stock consisting of 5,000,000 shares, the designations and attributes of which were left for future determination by the Company’s board of directors and effectuated a 10 for 1 stock split of the Company’s issued and outstanding common stock (the “Forward Stock Split”). All share amounts reflected in this Form 10-K give effect to the Forward Stock Split.

Note 2 – Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)   Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)   Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

Lifelogger Technologies Corp.

(Formerly Snap Online Marketing Inc.)

(A Development Stage Company)

December 31, 2013 and 2012

Notes to the Financial Statements

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Lifelogger Technologies Corp.

(Formerly Snap Online Marketing Inc.)

(A Development Stage Company)

December 31, 2013 and 2012

Notes to the Financial Statements

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

Lifelogger Technologies Corp.

(Formerly Snap Online Marketing Inc.)

(A Development Stage Company)

December 31, 2013 and 2012

Notes to the Financial Statements

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Lifelogger Technologies Corp.

(Formerly Snap Online Marketing Inc.)

(A Development Stage Company)

December 31, 2013 and 2012

Notes to the Financial Statements

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

There were no potentially dilutive shares outstanding for the reporting period ended December 31, 2013 or 2012.

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

Recently issued accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.”

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

Lifelogger Technologies Corp.

(Formerly Snap Online Marketing Inc.)

(A Development Stage Company)

December 31, 2013 and 2012

Notes to the Financial Statements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the net operating loss or tax credit carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The Company is currently evaluating the potential impact of this update.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position is not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Related Party Transactions

Consulting Services from President and Chief Financial Officer

Consulting services provided by the former President and Chief Financial Officer were as follows:

	For the Year Ended December 31, 2013		For the Period from June 4, 2012 (inception) through December 31, 2012

President	$4,400		$800
Chief Financial Officer	4,400		800
	$8,800	*	$1,600	*

* - A portion of consulting services directly related to sales provided by the President and Chief Financial Officer totaling $7,040 and $1,280 was reported as cost of revenues for the year ended December 31, 2013 and for the period from June 4, 2012 through December 31, 2012, respectively.

Advances from Former Stockholders

From time to time, the former President and Chief Executive Officer and stockholders of the Company provided advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand.

The former President and stockholder of the Company advanced $7,977 to the Company for the period from January 1, 2013 through December 20, 2013, the date of change in control and the Company did not make any repayment toward these advances.

Lifelogger Technologies Corp.

(Formerly Snap Online Marketing Inc.)

(A Development Stage Company)

December 31, 2013 and 2012

Notes to the Financial Statements

Forgiveness of Advances from Former Stockholders and Accrued Compensation – Former Officers

On December 20, 2013, pursuant to the terms of the Stock Purchase Agreements, the former President and stockholders forgave advances of $7,977 and accrued compensation of $10,400, respectively or $18,377 in aggregate. This amount was recorded as contributions to capital.

Note 5 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

In January 2014, effective upon the filing of an amendment to the Article of Incorporation of the Company with the Nevada Secretary of State, the Company increased its authorized share capital to 125,000,000 shares consisting of 120,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share and effectuated a 10 for 1 stock split of the Company issued and outstanding common stock.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the ten-for-one (10:1) Forward Stock Split.

Common stock

During the month of December 2012, the Company sold 50,000,000 shares of its common stock to its directors for $5,000 in cash.

During June, 2013, the Company sold 31,000,000 shares of its common stock at $0.001 per share for $31,000 in cash.

Note 6 – Income Tax Provision

Deferred Tax Assets

At December 31, 2013 the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $56,366 that may be offset against future taxable income through 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $19,165, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $19,081 and $84 for the year ended December 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	December 31, 2013	December 31, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$19,165	$84
Less valuation allowance	(19,165)	(84)
Deferred tax assets, net of valuation allowance	$-	$-

Lifelogger Technologies Corp.

(Formerly Snap Online Marketing Inc.)

(A Development Stage Company)

December 31, 2013 and 2012

Notes to the Financial Statements

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2013	For the Period from June 4, 2012 (inception) through December 31,2012

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent event(s) to be disclosed as follows:

In January 2014, effective upon the filing of an amendment to the Article of Incorporation of the Company with the Nevada Secretary of State, the Company increased its authorized share capital to 125,000,000 shares consisting of 120,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share and effectuated a 10 for 1 stock split of the Company issued and outstanding common stock.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the ten-for-one (10:1) Forward Stock Split.

