Form 10-Q
period 2014-03-31
Lifelogger Technologies Corp
filed 2014-05-20
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number: 333-186415

LIFELOGGER TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5523835
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11380 Prosperity Farms Road, Suite 221E, Palm Beach Gardens, Florida	33410
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (561) 515-6928

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 16, 2014
Common Stock, $0.001 par value	81,000,000

LIFELOGGER TECHNOLOGIES CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFELOGGER TECHNOLOGIES CORP.

(A Development Stage Company)

March 31, 2014 and 2013

Index to Financial Statements

Contents	Page(s)

Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013	F-1

Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the Period from June 4, 2012 (Inception) through March 31, 2014 (Unaudited)	F-2

Statement of Stockholders’ Equity (Deficit) for the Period from June 4, 2012 (Inception) through March 31, 2014 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and for the Period from June 4, 2012 (Inception) through March 31, 2014 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

LIFELOGGER TECHNOLOGIES CORP.

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS

Current Assets:
Cash	$18,978	$255
Prepaid expenses	9,000	412
Total current assets	27,978	667

Total Assets	$27,978	$667

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$54,603	$2,656

Total current liabilities	54,603	2,656

Total liabilities	54,603	2,656

Commitments and Contingencies

Stockholders’ Deficit:

Common stock par value $0.001: 125,000,000 shares authorized; 81,000,000 issued and outstanding	81,000	81,000
Additional paid-in capital	(26,623)	(26,623)
Deficit accumulated during the development stage	(81,002)	(56,366)
Total stockholders’ deficit	(26,625)	(1,989)
Total Liabilities and Stockholders’ Deficit	$27,978	$667

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			For the Period from
	For the Three Months	For the Three Months	June 4, 2012
	Ended	Ended	(inception) through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$87,000	$7,600	$128,212
Cost of revenue
Production costs	35,000	-	35,000
Officers	3,937	1,920	26,257
Total cost of revenue	38,937	1,920	61,257

Gross margin	48,063	5,680	66,955

Operating Expenses:
Compensation -former officer	-	-	2,080
Consulting - officer	22,307	480	22,307
General and administrative	22,782	8,164	42,253
Professional fees	27,610	5,210	81,317
Total operating expenses	72,699	13,854	147,957

Loss from operations	(24,636)	(8,174)	(81,002)

Income tax provision	-	456	-

Net Loss	$(24,636)	$(8,630)	$(81,002)

Net Loss Per Common Share:
- Basic and Diluted	$-	$-

Weighted Average Common Shares Outstanding:
- Basic and Diluted	81,000,000	50,000,000

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JUNE 4, 2012 (INCEPTION) THROUGH MARCH 31, 2014

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common stock par value $0.001		Paid-in	Development	Stockholders’
	Number of Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, June 4, 2012 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash, at $0.001 per share, in December 2012	50,000,000	50,000	(45,000)	-	5,000
Net loss	-	-	-	(246)	(246)
Balance, December 31, 2012	50,000,000	50,000	(45,000)	(246)	4,754
Common stock issued for cash, at $0.01 per share	31,000,000	31,000	-	-	31,000
Forgiveness of advances from former stockholders and accrued compensation - officers	-	-	18,377	-	18,377
Net loss	-	-	-	(56,120)	(56,120)
Balance, December 31, 2013	81,000,000	81,000	(26,623)	(56,366)	(1,989)

Net loss				(24,636)	(24,636)
Balance, March 31, 2014	81,000,000	$81,000	$(26,623)	$(81,002)	$(26,625)

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For the Period from
	For the Three Months	For the Three Months	June 4, 2012
	Ended	Ended	(inception) through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Operating Activities:
Net loss	$(24,636)	$(8,630)	$(81,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	(8,588)	54	(9,000)
Accounts payable and accrued expenses	51,947	(346)	62,580
Accrued compensation - officers	-	2,400	10,400
Net Cash Provided by (Used in) Operating Activities	18,723	(6,522)	(17,022)

Financing Activities:
Proceeds from issuance of common stock	-	-	36,000
Net Cash Provided by Financing Activities	-	-	36,000
Net Change in Cash	18,723	(6,522)	18,978
Cash - Beginning of Reporting Period	255	13,053	-
Cash - End of Reporting Period	$18,978	$6,531	$18,978

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-	-
Income Tax Paid	$-	$456	$456

Non Cash Financing and Investing Activities:
Forgiveness of debt from former stockholder and officer - accrued compensation	$-	$-	$10,400
Forgiveness of debt from former stockholder and officer - advances from stockholder	$-	$-	$7,977

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

(A Development Stage Company)

March 31, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

Note 1 – organization and operations

Lifelogger Technologies Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 4, 2012 under the name Lifelogger Technologies Corp. We changed our name effective as of January 31, 2014 in connection with our plans to develop and commercialization a lifelogging camera that involves the process of tracking and sharing personal data. Prior to January 31, 2014 we were engaged in providing a full range of web based marketing services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, custom web design, website usability consulting and web analytics implementation.

Effective as of January 31, 2014, the Company (i) amended and restated its articles of incorporation to (1) increase the number of authorized shares of common stock from 75,000,000 to 120,000,000, (2) create a class of preferred stock consisting of 5,000,000 shares, the designations and attributes of which were left for future determination by the Company’s board of directors and (ii) effectuated a 10 for 1 stock split of the Company’s issued and outstanding common stock (the “Forward Stock Split”).

Note 2 – summary of significant accounting policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 9, 2014.

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

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

There were no potentially dilutive shares outstanding for the reporting period ended March 31, 2014 or 2013.

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

Recently issued accounting pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the one-for-ten (1:10) Forward Stock Split.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report of Form 10-K for the year ended December 31, 2013.

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

Overview of Our Performance

During the three month period ended March 31, 2014 we focused our operations on the development of the lifelogging camera. We have a developed a conceptual design and have developed the software to support the camera. We have contacted manufacturers and should shortly begin the manufacturing process. We have launched a web-based marketing campaign on kickstarter.com to promote presales of our lifelogging video camera and processing software. We are seeking a minimum of $150,000 in pledges for this campaign by July 1, 2014. During the quarter we have delivered a prototype design to a company and have successfully earned revenue from this deliverable. We changed our name effective January 31, 2014 in connection with our plans to diversify our business through the development and commercialization of a lifelogging camera that involves the process of tracking and sharing personal data.

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

We expect to launch sales to the public of our Lifelogger Camera in the fourth quarter of fiscal 2014.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

Total revenue increased $79,400 to $87,000 during the three month period ended March 31, 2014 compared to $7,600 in the three month period ended March 31, 2013. This increase in total revenue is due to the conceptual design and sale of a wearable video camera.

Our cost of goods sold for the three month period ended March 31, 2014 increased by approximately $37,017 compared to the three month period ended March 31, 2013 primarily as a result of the costs attributed to the design of the camera. Our gross margins decreased 29% due to the Company changing their business from a consulting based revenue to the manufacture of a camera. We are unable to predict what our expected gross profits will be in fiscal 2014 as we have not established a sales price for our lifelogger camera nor do we have definitive production costs.

Total operating expenses for the three month period ended March 31, 2014 increased by $58,845 compared to the three month period ended March 31, 2013 primarily as a result of an increase in professional and consulting fees and other general operating expenses. We expect increases in our operating expenses as we ramp up our Lifelogging Camera business.

The net loss for the three month period ended March 31, 2014 was $26,636, an increase of $16,006 compared to the three month period ended March 31, 2013, primarily as a result of an increases in operating expenses, partially offset by an increase in revenue as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2014 our working capital amounted to ($26,625), a decrease of $24,636 as compared to ($1,989) as of December 31, 2013. This decrease is primarily a result of an increase in accounts payable and accrued expenses. Working Capital included primarily cash of $18,978 and prepaid expenses of $9,000.

Net cash provided by operating activities was $18,723 during the three month period ended March 31, 2014 compared to net cash used in operating activities of $6,522 in the three month period ended March 31, 2013. The increase in cash provided by operating activities is primarily attributable to an increase in accounts payable and accruals.

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

There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We have launched a web-based marketing campaign on kickstarter.com to promote presales of our lifelogging video camera and processing software. We are seeking a minimum of $150,000 in pledges for this campaign by July 1, 2014. While the response to our presale campaign has been favorable with pledges of just over $55,000 as of the date of this report, there is no assurance we will meet our minimum target of $150,000. If we meet our minimum target amount and ship the cameras to the buyers, we will recognize the revenue from these sales.

Going Concern Consideration

We have been in the development stage since our inception on June 4, 2012 and continue to incur significant losses. We had a net loss during the period ended March 31, 2014 of $24,636 and for the period from inception through March 31, 2014 $81,002. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2014 we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
10.1	Consulting Agreement, C.E.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
10.2	Consulting Agreement, C.F.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

LIFELOGGER TECHNOLOGIES CORP.

Dated: May 20, 2014	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)