Form 10-Q
period 2014-06-30
Lifelogger Technologies Corp
filed 2014-08-12
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2014
Common Stock, $0.001 par value	81,000,000

LIFELOGGER TECHNOLOGIES CORP.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2014 and 2013

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

Current Assets:
Cash	$836	$255
Accounts Receivable	17,000	-
Prepaid expenses	-	412
Total current assets	17,836	667

Total Assets	$17,836	$667

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$68,377	$2,656

Total current liabilities	68,377	2,656

Total liabilities	68,377	2,656

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock par value $0.001: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock par value $0.001: 120,000,000 shares authorized; 81,000,000 issued and outstanding	81,000	81,000
Additional paid-in capital	(26,623)	(26,623)
Accumulated deficit	(104,918)	(56,366)
Total stockholders’ deficit	(50,541)	(1,989)

Total Liabilities and Stockholders’ Deficit	$17,836	$667

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$93,000	$7,380	$180,000	$14,980

Cost of revenue
Production costs	15,000	-	50,000	-
Officers’ compensation	5,488	7,170	9,425	9,090
Total cost of revenue	20,488	7,170	59,425	9,090

Gross margin	72,512	210	120,575	5,890

Operating Expenses:
Advertising and Promotion	32,000	-	32,265	-
Consulting - officer	31,103	480	53,410	960
Consulting - other	14,700	-	26,200	-
General and administrative	10,785	3,190	21,802	11,354
Professional fees	7,840	8,760	35,450	13,970
Total operating expenses	96,428	12,430	169,127	26,284

Loss from operations	(23,916)	(12,220)	(48,552)	(20,394)

Income tax provision	-	20	-	476

Net Loss	$(23,916)	$(12,240)	$(48,552)	$(20,870)

Net Loss Per Common Share:
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	81,000,000	54,121,800	81,000,000	52,049,200

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE INTERIM PERIOD ENDED JUNE 30, 2014

(Unaudited)

			Additional		Total
	Common stock par value $0.001		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2012	50,000,000	50,000	(45,000)	(246)	4,754

Common stock issued for cash, at $0.01 per share	31,000,000	31,000			31,000
Forgiveness of advances from former stockholders and accrued compensation - officers			18,377		18,377
Net loss				(56,120)	(56,120)
Balance, December 31, 2013	81,000,000	81,000	(26,623)	(56,366)	(1,989)

Net loss				(48,552)	(48,552)
Balance, June 30, 2014	81,000,000	$81,000	$(26,623)	$(104,918)	$(50,541)

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(48,552)	$(20,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	412	211
Accounts receivable	(17,000)	-
Accounts payable and accrued expenses	65,721	(1,096)
Accrued compensation - officers	-	4,800

Net Cash Provided by (Used in) Operating Activities	581	(16,955)

Financing Activities:
Proceeds from issuance of common stock	-	31,000

Net Cash Provided by Financing Activities	-	31,000

Net Change in Cash	581	14,045

Cash - Beginning of Reporting Period	255	13,053

Cash - End of Reporting Period	$836	$27,098

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Income Tax Paid	$-	$476

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2014 and 2013

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

There was no allowance for doubtful accounts at June 30, 2014 or December 31, 2013.

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2014 or December 31, 2013.

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

June 30, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

There were no potentially dilutive shares outstanding for the reporting period ended June 30, 2014 or 2013.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

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

*Recently issued accounting pronouncements

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when (or as) the entity satisfies a performance obligations

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted and the Company has elected to implement the guidance in its quarter ended June 30, 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of our Annual Report of Form 10-K for the year ended December 31, 2013.

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

Overview of Our Performance

We are developing a lifelogger wearable video camera that is wearable on a person’s head utilizing true point of view recording. Prior to our name change in January 31, 2014, we were engaged in providing a full range of web based marketing services. It is the principle of having a wearable device that can either take video or still pictures of a user’s activities automatically or on command. We have developed a prototype Lifelogger Camera and sophisticated software tools that enable the user to store, recall and small wearable video camera that will be worn on an attachment that is worn by the user on his head via a head band apparatus that loops behind the lower part of the head. It will have one-touch controls accessible from Android, IOS and Windows based applications (or APPs). The Lifelogger Camera will have the ability to electronically link to a cloud-based data service that will be capable of seamlessly and effortlessly processing and organizing the users video and captured data based on the users preferences.

We are in the process of redesigning the printed circuit board (PCB) on our hardware to configure in new chip technology that is designed to reduce power usage and increase battery life. We anticipate having 100 prototypes available in November 2014 with full production sometime in the first quarter of 2015. Our software is currently functioning and in the beta stage. Our cloud based data storage system is operational and videos can be shot and uploaded for face, voice and text detection. Live streaming is available plus the person watching can see GPS location in real time on Google Maps.

Effective June 1, 2014, we entered into an Addendum to a January 7, 2014 Product Development Agreement with Matrico Holdings, Ltd., a Belize company (“Matrico”) to develop a PCB design of our wearable video camera (the “Product Development Agreement”). Under the terms of the Product Development Agreement, as amended, we are in the process of redesigning our original prototype camera to include an upgraded WIFI chip, the video processing chip and reconfiguring the GPS chip as requested by Matrico. Our designs include development of a 3D model of the head piece that attaches to the camera. Once completed, we plan to deliver design files to Matrico to allow them to begin manufacturing and selling the camera in Hong Kong.

During the quarter, we completed a web-based marketing campaign on kickstarter.com to promote presales of our lifelogging video camera and processing software. Although we received over $86,000 in pledges in this campaign, we fell short of our $150,000 goal.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

3

Revenue

Total revenue increased $85,620 to $93,000 during the three month period ended June 30, 2014 compared to $7,380 in the three month period ended June 30, 2013. This increase in total revenue is due to the conceptual design work under the Matrico agreement.

Our cost of goods sold for the three month period ended June 30, 2014 increased by approximately $13,318 compared to the three month period ended June 30, 2013, primarily as a result of the costs attributed to the design of the camera. Our gross margins increased to 78% due to higher revenues partially offset by the higher costs associated with our development revenues.

Total revenue increased $165,020 to $180,000 during the six month period ended June 30, 2014 compared to $14,980 in the six month period ended June 30, 2013. This increase in total revenue is due to the conceptual design work under the Matrico agreement.

Our cost of goods sold for the six month period ended June 30, 2014 increased by approximately $50,335 compared to the six month period ended June 30, 2013, primarily as a result of the costs attributed to the design of the camera. Our gross margins increased to 67% due to higher revenues partially offset by the higher costs associated with our development revenues .

We are unable to predict what our expected gross profits will be in fiscal 2014 as we have not established a sales price for our lifelogger camera, consulting fees nor do we have definitive production costs.

Total operating expenses for the three month period ended June 30, 2014 increased by $83,998 compared to the three month period ended June 30, 2013 primarily as a result of an increase in professional, advertising and promotion expenses and consulting fees, as well as other general operating expenses. We expect increases in our operating expenses as we ramp up our lifelogging camera business.

The net loss for the three month period ended June 30, 2014 was $23,916, an increase of $11,676 compared to the three month period ended June 30, 2013, primarily as a result of an increases in operating expenses, partially offset by an increase in revenue as discussed above.

Total operating expenses for the six month period ended June 30, 2014 increased by $142,843 compared to the six month period ended June 30, 2013 primarily as a result of an increase in professional, advertising and promotion expenses and consulting fees and other general operating expenses. We expect increases in our operating expenses as we ramp up our lifelogging camera business.

The net loss for the six month period ended June 30, 2014 was $48,552, an increase of $27,682 compared to the six month period ended June 30, 2013, primarily as a result of an increases in operating expenses, partially offset by an increase in revenue as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2014 our working capital deficit amounted to ($50,541), an increase of $48,552 as compared to ($1,989) as of December 31, 2013. This increase is primarily a result of an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. Working Capital included primarily cash of accounts receivable of $17,000 and cash of $836.

Net cash provided by operating activities was $581 during the six month period ended June 30, 2014 compared to net cash used in operating activities of ($16,955) in the six month period ended June 30, 2013. The increase in cash provided by operating activities is primarily attributable to an increase in accounts payable and accruals and accounts receivables partially offset by an increase in net loss.

Net cash provided by financing activities was $0 during the six month period ended June 30, 2014 compared to net cash provided by financing activities of $31,000 in the six month period ended June 30, 2013. The decrease in cash provided by financing activities is primarily attributable to a decrease in proceeds from issuance of common stock.

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

4

Going Concern Consideration

We have been in the development stage since our inception on June 4, 2012 and continue to incur significant losses. We had a net loss during the six month period ended June 30, 2014 of $48,552 and an accumulated deficit of $104,918 as of June 30, 2014. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2014, we have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Currently, we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
3.3	Amended and Restated Articles of Incorporation as filed with the Secretary of State of Nevada. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2014.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
10.1	Consulting Agreement, C.E.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
10.2	Consulting Agreement, C.F.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013.
10.3*	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp.
10.4*	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOGGER TECHNOLOGIES CORP.

Dated: August 12, 2014	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

7