Form 10-Q
period 2014-09-30
Lifelogger Technologies Corp
filed 2014-11-10
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2014
Common Stock, $0.001 par value	81,416,666

LIFELOGGER TECHNOLOGIES CORP.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2014 and 2013

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

Current Assets:
Cash	$248,547	$255
Accounts Receivable	15,000	-
Prepaid expenses	2,179	412
Total current assets	265,726	667

Total Assets	$265,726	$667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Due to Related Party	$1,333	$-
Accounts payable and accrued expenses	83,161	2,656

Total current liabilities	84,494	2,656

Total liabilities	84,494	2,656

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Common stock par value $0.001: 125,000,000 shares authorized; 81,416,666 and 81,000,000 shares issued and outstanding, respectively	81,417	81,000
Additional paid-in capital	222,960	(26,623)
Accumulated deficit	(123,145)	(56,366)
Total stockholders’ equity (deficit)	181,232	(1,989)

Total Liabilities and Stockholders’ Equity (Deficit)	265,726	$667

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$92,000	$10,950	272,000	$25,930

Cost of revenue
Production costs	39,000	-	89,000	-
Officers	5,033	7,170	14,458	16,260
Total cost of revenue	44,033	7,170	103,458	16,260

Gross margin	47,967	3,780	168,542	9,670

Operating Expenses:
Advertising and promotions	711	-	32,976	-
Consulting - officer	28,517	480	81,927	1,440
Consulting - other	14,320	-	40,520	-
General and administrative	9,152	2,761	30,954	14,115
Professional fees	13,038	17,094	48,488	31,064
Total operating expenses	65,738	20,335	234,865	46,619

Loss from operations	(17,771)	(16,555)	(66,323)	(36,949)

Income tax provision	456	-	456	476

Net Loss	$(18,227)	$(16,555)	(66,779)	$(37,425)

Net Loss Per Common Share:
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	81,027,458	81,000,000	81,009,167	61,806,100

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

			Additional		Total
	Common stock par value $0.001		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance , December 31, 2012	50,000,000	50,000	(45,000)	(246)	4,754

Common stock issued for cash, at $0.01 per share	31,000,000	31,000			31,000
Forgiveness of advances from former stockholders and accrued compensation - officers			18,377		18,377
Net loss				(56,120)	(56,120)
Balance, December 31, 2013	81,000,000	81,000	(26,623)	(56,366)	(1,989)
Common stock issued for cash, at $0.60 per share	416,666	417	249,583	-	250,000
Net loss				(66,779)	(66,779)
Balance, September 30, 2014	81,416,666	$81,417	$222,960	$(123,145)	$181,232

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(66,779)	$(37,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	(1,767)	213
Accounts receivable	(15,000)	(10,950)
Accounts payable and accrued expenses	80,505	4,233
Accrued compensation - officers	1,333	7,200

Net Cash Used in Operating Activities	(1,708)	(36,729)

Financing Activities:
Proceeds from issuance of common stock	250,000	31,000

Net Cash Provided by Financing Activities	250,000	31,000

Net Change in Cash	248,292	(5,729)

Cash - Beginning of the Period	255	13,053

Cash - End of the Period	$248,547	$7,324

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Income Tax Paid	$456	$476

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2014 and 2013

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

There was no allowance for doubtful accounts at September 30, 2014 or December 31, 2013.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2014 or December 31, 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 for the reporting period ended September 30, 2014 or 2013.

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

There were no potentially dilutive shares outstanding for the reporting period ended September 30, 2014 or 2013.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Due to Related Party

During the quarter ended September 30, 2014 the CEO/Director of the Company paid for items for the sole use of the Company. The amount owing at September 30, 2014 was $1,333.

Consulting services from Officer

Consulting services provided by the officer for the period from the nine months ended September 30, 2014 were as follows:

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013

President, Chief Executive Officer	$96,385	*	$17,700	*
	$96,385		$17,700

*During the period ended September 30, 2014 and 2013, $14,458 and $16,260 of these consulting services was recognized in cost of revenues, respectively.

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

On September 24, 2014 the Company sold 416,666 shares of its common stock at $0.60 per share for $250,000 in cash.

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

Overview of Our Business

We are developing LifeLogger, a video camera that is wearable on a person’s head utilizing true point of view (“POV”) recording. It is the principle of having a wearable device that can either take video or still pictures of a user’s activities automatically or on command. We are currently redesigning a new prototype LifeLogger wearable video camera that will be worn with an attachment on the user to give true POV recording.

It will have one-touch controls accessible from Android and IOS based devices and applications (or APPs). The Lifelogger camera will have the ability to electronically link to a cloud-based data service that will be capable of seamlessly and effortlessly processing and organizing the users video and captured data based on the users search preferences. Prior to our name change in January 31, 2014, we were engaged in providing a full range of web based marketing services.

We engaged MM Solutions on October 6, 2014 to complete a redesign of our current prototype. MM Solutions is a European based software and firmware developer with over 200 employees and is a global leader in mobile camera firmware and calibration. Based on the current timeline, we expect to have a Lifelogger prototype available in December 2014 which we plan to present at the Consumer Electronics Show (CES) in January 2015. Our new prototype is designed to interface with our current Apps on IOS and Android platforms. We are anticipating commencement of production sometime in the second quarter of 2015.

We engaged Timeback Solutions in January 2014 to develop with our guidance the LifeLogger software and cloud solution. Currently they have assigned seven full-time employees to work on our project. The LifeLogger software is currently functioning and in alpha stage. Our cloud based data storage system is operational and videos can be shot and uploaded for face, voice and text detection. Live streaming is available plus the person watching can see GPS location in real time on Google Maps. Our live streaming function also records the video to our cloud for additional viewing later.

We currently have Android and IOS Apps working and a fully functional interface with our cloud based data storage system. Our Apps are designed to allow a user to shoot video with the same parameters and metadata as with our wearable camera and uploaded via WiFi to our cloud based data storage system.

The engineering team assigned to our project by Timeback Solutions cover a variety of technical areas necessary to develop and launch this system. These areas include the following:

●	Software architecture, Java and Android development;

●	Android and iOs developer, C++, Hardware design;

●	Java development;

●	Java front-end development;

●	Qualtiy assurnace and validation, implementation of automated testing scenarios with Selenium web development tools;

●	Java, Android and iOs development; and

●	Android development.

In September 2014, we engaged Indra Dosanjh, MBA as Chief Product Officer on a contract basis to oversee and execute the product roadmap for the LifeLogger cloud storage solution. Ms. Dosanjh is working closely with the product development team from Timeback Solutions to guide the development process by identifying requirements for software releases starting with a private beta we expect to launch in January 2015. One of the key areas of focus is to simplify the user experience and user interface (UX/UI) to increase adoption across all application platforms including Web, Android and IOS. To support this goal, we have engaged a Waterloo Iowa based company, Vehikl, an expert in building and designing user experience and user interface design to redesign the applications.

We believe that there is an opportunity to gain a significant share of the market for storing and processing video coming from wearable cameras manufactured by other companies. To position ourselves for this opportunity, we are developing two separate Apps, one for for the GoPro camera and for one for the Google Glass wearable camera. The GoPro and Google Glass Apps are being designed to allow the user to add GPS tracking of all videos shot using our software and then upload the video and GPS track to our cloud based storage system. We are currently beta testing these Apps and expect to launch them as soon as our cloud based storage system is ready for public beta testing. We believe we will be the pioneers who will enable users who use other wearable cameras to be able to add additional functionality to their existing hardware and have a safe and friendly environment to store it to the Lifelogger cloud based storage system.

As part of our product roadmap, Ms. Dosanjh is also managing and overseeing product marketing being handled by Jonathan Yaniv who we contracted with in October 2014 to support and execute against our planned digital marketing strategies in preparation of the upcoming Consumer Electronics Show in January 2015.

Effective June 1, 2014, we entered into an Addendum to a January 7, 2014 Product Development Agreement with Matrico Holdings, Ltd., a Belize company (“Matrico”) to develop a printed circuit board (PCB) design of our wearable video camera and license it to Matrico for the territory of Hong Kong (the “Product Development Agreement”). Under the terms of the Product Development Agreement, as amended, we are in the process of redesigning our original prototype camera to include an upgraded WiFi chip, the video processing chip and reconfiguring the GPS chip as requested by Matrico. Our designs include development of a 3D model of the head piece that attaches to the camera. Once completed, we plan to deliver design files to Matrico to allow them to begin manufacturing and selling the camera in Hong Kong only under the terms of their license agreement.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

Total revenue increased $81,050 to $92,000 during the three month period ended September 30, 2014 compared to $10,950 in the three month period ended September 30, 2013. This increase in total revenue is due to the conceptual design work under the Matrico agreement.

Our cost of goods sold for the three month period ended September 30, 2014 increased by approximately $36,863 compared to the three month period ended September 30, 2013, primarily as a result of the costs attributed to the design of the camera. Our gross margins increased to 52% due to higher revenues partially offset by the higher costs associated with our development revenues.

Total revenue increased $246,070 to $272,000 during the nine month period ended September 30, 2014 compared to $25,930 in the nine month period ended September 30, 2013. This increase in total revenue is due to the conceptual design work under the Matrico agreement.

Our cost of goods sold for the nine month period ended September 30, 2014 increased by approximately $87,198 compared to the nine month period ended September 30, 2013, primarily as a result of the costs attributed to the design of the camera. Our gross margins increased to 62% due to higher revenues partially offset by the higher costs associated with our development revenues.

We are not unable to predict what our expected gross profits will be in fiscal 2014 as we have not established a sales price for our lifelogger camera, nor do we have definitive production costs.

Total operating expenses for the three month period ended September 30, 2014 increased by $45,403 compared to the three month period ended September 30, 2013 primarily as a result of an increase in professional, advertising and promotion expenses and consulting fees, as well as other general operating expenses. We expect increases in our operating expenses as we ramp up our lifelogging camera business.

The net loss for the three month period ended September 30, 2014 was $18,227, an increase of $1,672 compared to the three month period ended September 30, 2013, primarily as a result of an increases in operating expenses, partially offset by an increase in revenue as discussed above.

Total operating expenses for the nine month period ended September 30, 2014 increased by $188,246 compared to the nine month period ended September 30, 2013 primarily as a result of an increase in professional, advertising and promotion expenses and consulting fees and other general operating expenses. We expect increases in our operating expenses as we ramp up our LifeLogging camera business.

The net loss for the nine month period ended September 30, 2014 was $66,779, an increase of $29,354 compared to the nine month period ended September 30, 2013, primarily as a result of an increases in operating expenses, partially offset by an increase in revenue as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2014 our working capital amounted to $181,232, an increase of $183,221 as compared to a working capital deficit of ($1,989) as of December 31, 2013. This increase is primarily a result of an increase in cash due to a sale of our common shares of $250,000 for 416,666 common shares of the Company. Working Capital included primarily cash of $248,547 and accounts receivable of $15,000.

Net cash used in operating activities was $1,708 during the nine month period ended September 30, 2014 compared to net cash used in operating activities of $36,729 in the nine month period ended September 30, 2013. The increase in cash provided by operating activities is primarily attributable to an increase in accounts payable and accruals and accounts receivables partially offset by an increase in net loss.

Net cash provided by financing activities was $250,000 during the nine month period ended September 30, 2014 compared to net cash provided by financing activities of $31,000 in the nine month period ended September 30, 2013. The increase in cash provided by financing activities is primarily attributable to a increase in proceeds from issuance of common stock.

We do not have sufficient resources to effectuate all aspects of our business plan. We expect to incur a minimum of $971,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of approximately $578,000 towards development and marketing of the lifelogger camera, $192,000 towards salaries and subcontractors, $100,000 towards marketing materials and sales. Additionally, approximately $101,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. Although we recently raised $250,000 by issueing shares of our common stock, we will have to raise additional funds to pay for all of these expenses. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

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

Going Concern Consideration

We have been in the development stage since our inception on June 4, 2012 and continue to incur significant losses. We had a net loss during the nine month period ended September 30, 2014 of $66,779 and an accumulated deficit of $123,145 as of September 30, 2014. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2014, we have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Commission on February 4, 2013).
3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Commission on February 4, 2013).
3.3	Amended and Restated Articles of Incorporation as filed with the Secretary of State of Nevada (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Commission on February 4, 2014).
4.2	Subscription Agreement (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 as filed with the Commission on February 4, 2013).
10.1+	Consulting Agreement, C.E.O. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 as filed with the Commission on February 4, 2013).
10.2+	Consulting Agreement, C.F.O (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 as filed with the Commission on February 4, 2013).
10.3	Product Development Agreement effective as of January 7, 2014, between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q as filed with the Commission on August 12, 2014).
10.4	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q as filed with the Commission on August 12, 2014).
10.5	Securities Purchase Agreement dated September 24, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 26, 2014).
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

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

LIFELOGGER TECHNOLOGIES CORP.

Dated: November 10, 2014	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

