Form 10-K
period 2014-12-31
Lifelogger Technologies Corp
filed 2015-03-31
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $16,120,000 on June 30, 2014.

The number of shares of the registrant’s Common Stock issued and outstanding was 81,881,666 shares as of March 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

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

PART I

ITEM 1. BUSINESS

The Company

Lifelogger Technologies, Inc. (“we”, “us”, the “Company”, “Lifelogger”) was incorporated in Nevada on June 4, 2012 under the name Snap Online Marketing Inc. We changed our name effective January 31, 2014 when we embarked on the development and commercialization of innovative lifelogging solutions enabling the recording, secure online storage, organizing, retrieving, appreciation and selective sharing of personal information, data, photos, videos and other activities with friends and the public at large. Prior to January 31, 2014, we were engaged in providing web based marketing services.

Our Core Business

Our lifelogging business is comprised of the continued development and commercialization of a wearable video camera we refer to as a “Lifelogger wearable” and a seamlessly integrated eco-system of state-of-the-art lifelogging-focused software tools we refer to as the “Lifelogger Platform”. In addition to selling the Lifelogger wearable, we intend to separately market and commercially exploit our Lifelogger Platform in a variety of formats including iOS and Android applications and to third parties on a “white-label” license basis.

The Lifelogging Phenomenon

Lifelogging is a powerful new way of journaling or ‘self-chronicling’ one’s life. Mainstream lifelogging emerged in recent years in consumer markets as a novel use of wearable electronic devices like camera-toting wearable’s. Modern lifelogging automates and integrates the technology-based recording, collecting, organizing, retrieval, appreciating and selective sharing of autobiographical documents and data. Lifelogging involves wearing an auto-chronicling wearable device that is capable of recording pictures, videos, audio, vital signs, health data, and other environmental data. Lifeloggers do this to document, chronicle, track and monitor their daily activities, health and other personal information.

Our Products and Services

The Lifelogger wearable

We are in the final stages of development of a smart ‘Point-Of-View’ (POV), over-the-ear a wearable video camera we refer to as a “Lifelogger wearable”. It is an unobtrusive ‘intelligent’ wearable camera that records a lifelogger’s various activities from their personal point of view… and securely streams it to the cloud. When completed, our Lifelogger wearable pictured below, will be a stylish, comfortable lifestyle ‘smart’ device that users will wear ‘over the ear’.

The Lifelogger wearable’s sensors include a miniature camera and a GPS tracker that will record and geotag a lifelogger’s daily experiences. Our lifelogging wearable will feature easy to use ‘one-touch’ controls accessible from Android, iOS and Windows based applications from our Lifelogging Platform. The Lifelogging Platform is designed to work in concert with the Lifelogger wearable to provide lifeloggers with a seamless, unified and streamlined lifelogging experience.

The LifeLogger Platform

We are developing an end-to-end state-of-the-art lifelogging-focused software tools that are being designed to seamlessly integrate with our Lifelogger wearable. The Lifelogger Platform is also being designed as a stand-alone software that we intend to separately market and commercially exploit in a variety of formats including iOS and Android applications and to third parties on a “white-label” license basis. We expect to launch a beta version of our Lifelogger Platform for testing by registered test users in the second quarter of fiscal 2015.

Our unique multitool-like set of lifelogging tools are being designed to empower a user to optimize each of the three major phases of the lifelogging process: the collecting, organizing and searching of the elements of his cloud-stored lifelog. Our software platform will integrate a secure cloud-based lifelog-storage service with unique, software tools that, working in concert, enable our lifelogger customers to conveniently record, store, organize (i.e. index or tag), selectively retrieve and browse (including via an innovative two dimensional and three dimensional timeline), appreciate and selectively and securely share their various life-chronicling personal biographical documents including stills, videos, audio, texts etc. and personal data including health stats, vital signs, GPS trails, check-ins and other personal data and information.

The collection functions of the Lifelogger Platform are being designed to retrieve data from a variety of input sources (wearables, apps, documents and other devices), then organize the data through tagging features that will be capable of indexing, categorizing and ranking stored information enabling the lifelogger to collect large amounts of data that will be easily accessible for future viewing, use and sharing. The Lifelogger Platform is being designed to allow users to share the information and data they collect in their daily lives by means of live streaming the video from their camera over the internet to anyone they select.

The goal of our browsing features is to utilize advanced searches through the usage of keywords and filters to reduce the challenge of finding information and creating a pleasant browsing experience. We are incorporating three major timeline modalities so the user can browse in the modality that matches their personal preference. The offerings we are planning to include are a 1D chronological listing of files and their metadata; a 2D graphical side-scrolling timeline ‘wall’; and, uniquely, a interactively navigable 3D timeline visualizing a dynamic ‘landscape’ of chronologically organized thumbnail views of videos, photos and other types of personal data.

Potential Uses

Potential uses of our product and planned services include:

●	Fitness — enables a user to track, monitor, review and analyze fitness activities and events such as steps taken, calories burned, heart rate, blood pressure, exposure to UV light, blood oxygenation and blood sugar levels to improve their general health and performance at sports or other activities.

●	Self Improvement — enables analysis of sales presentations, customer service interactions, bedside manner (for doctors, nurses and caregivers), SWAT interventions, EMT interventions, policing activities, firefighting activities among others.

●	Memorializing — enables a user to relive and share a memorable experience including photos, birthdays, travel or other significant life experiences, and other general uses for documenting events and occurrences.

Product Development and Support

Based on the availability of our working capital, we intend to commit significant resources to future product research and development to ensure that we maintain information security technology. We plan to offer localized versions of our iOS and Android Smartphone apps in several languages. Development strategy and goal is to develop the ultimate set of lifelogging solutions with both hardware and a stand-alone software platform.

Lifelogger wearable - In terms of lifelogging hardware our development strategy and goal is to develop the ultimate lightweight wearable camera solution, which is the perfect combination of the smallest physical size, the ultimate wearing comfort, the maximum video resolution and the longest autonomous work time. Our development is focused on a “hands free model” that can be worn over the ear to give a true point of view utilizing a head-worn apparatus similar to a telephone headset and to some sports headphones.

Lifelogger Platform - The successful implementation of our hardware development plans is expected to lead to the creation of high-quality miniature video streaming devices with ultimate autonomy, which in turn presents new technology challenges. A technology challenge for our Lifelogger Platform will be development of storage and large scale data management of audio and visual information. Our current plans are to use cloud-based storage and retrieval technology for the LifeLogger Platform. So, our basic cloud-based data service will receive all data from the wearable cameras, securely store the data and process it so that it is readily available to the user for fast access and viewing.

We rely on third party product development and software engineering and consulting providers for the development of our Lifelogger wearable and Lifelogger Platform. In addition, we will enter into agreements with third parties to support the operations of our Lifelogger Platform upon its launch.

Growth Strategy

We plan to grow our business by initially launching the Lifelogger wearable for pre-sale on our website at www.lifelogger.com and our Lifelogger Platform via the App Store and Google Play. Our website will include product information, blogging and is expected to be capable of future enhanced ecommerce offerings. As part of this plan we plan to initially offer for sale a limited number of Lifelogger wearables via the website at a discount for testing and feedback. Our ultimate goal is to deliver a unique product in which the bloggers will create a viral community to get our story out to a wider consumer base. We will also launch direct marketing and sales campaigns in selected vertical markets, including academic, healthcare and government in the North American market.

The target market for our product and software includes:

●	Lifeloggers who use other third-party wearable cameras;

●	Students for in-class use to record lectures and class activities for easy recall by subject or date;

●	Health care professionals- use with patients and recall for records or patient follow ups;

●	Sales professionals- use for sales calls or customer care calls ease of recalling and storing for future;

●	General population- use for day to day video capturing of everyday life with the ease of recalling, editing and storing of video;

●	Public Safety – use in day to day life for policeman and utilization of sophisticated software to recall data based on face, text or location with ease; and

●	Original Equipment Manufacturers (OEM’s) and software developers.

Sales and Marketing

Once we have completed development of the Lifelogger wearable and Lifelogger Platform which we are currently in the process of developing with our third party developers discussed below, we plan to launch a marketing campaign for our website utilizing search engine optimization or “SEO” and other internet advertising tools that features our lifelogging products.

In addition, for the second year in row, we featured our latest LifeLogger wearable prototype at the global consumer electronics and technology tradeshow (Consumers Electronics Show or CES) held in Las Vegas, Nevada in January 2015. CES is the largest consumer electronics show in the world with over 1.85 million square feet of show floor area that includes products from more than 150 countries with more than 150,000 attendees. The current version of the LifeLogger wearable was met with overwhelming interest by many industry leaders, distributors and lifelogging end users.

Principal Suppliers

We plan to use a major Taiwanese based original equipment manufacturer to produce the Lifelogger wearable and Timeback EOOD to provide software development. In October 2014 we engaged a third-party electronics product developer to enhance the design of our planned Lifelogger wearable. We believe we will have access to a sufficient supply and development team for the Lifelogger wearable and the Lifelogger Platform.

Competition

We will initially sell our products and license our software exclusively via the Internet. Our competition includes other Internet based sellers of lifelogger products and services. Some of our competitors may have significantly greater financial, marketing and other resources than we do. Our competitors may undertake more far-reaching marketing campaigns, including print and television advertisements, and adopt more aggressive pricing policies that may allow them to build larger customer and distribution bases than ours. Our competitor’s products or services may be equal or superior to our proposed products and services or that achieve greater market acceptance than our products and services.

Government Regulation

Our Lifelogger wearable business will operate in a regulated environment under various federal and state consumer protection and other laws, rules and regulations, including the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. Some of the more significant regulations that we will become subject to will include:

Our Lifelogger wearable business will be subject to a number of U.S. federal and state, and foreign laws and regulations that affect companies conducting business on the Internet. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. In particular, we will become subject to federal, state, and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we intend to operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us. For example, the European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance.

We believe that once we launch our Lifelogger wearable business, we will be in substantial compliance with all governmental regulations applicable to our business. We will employ a number of external resources to assist us in complying with our regulatory obligations. These external resources will include outside technology providers and consultants. As we expand our business, we will be required to raise additional capital to cover the expected increase in costs to hire and train additional internal and external resources to ensure we remain in substantial compliance with our governmental obligations.

Patents and Trademarks

We own the trademark for “LL Life Logger” and “Lifelogger”. These trademarks are registered in the United States and a trademark for “Life Logger” has been registered in the European Union. We have applied for trademark registration in other countries where we intend to offer our Lifelogger wearable and Lifelogger Platform.

Employees and Compensation

We presently have three full-time employee, one part-time employee and contracts with a third-party manufacturer and software developers as needed for production and product and software development.

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

We were incorporated on June 4, 2012, and, have realized $350,000 in revenues and incurred $535,427 in operating costs for the year ended December 31, 2014. We have not generated any revenue from our planned Lifelogging Platform business. As of December 31, 2014, we had deficit accumulated of $317,128. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, do not know when we expect to begin generating revenues from our planned lifelogging camera business. Furthermore, our revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

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

The Lifelogger wearable and Lifelogger Platform we plan to offer for sale or license will be created using proprietary technology being developed, in part, by third party contractors and the proprietary technology of the vendors who supply them with components. Although we will seek contractual indemnification rights and have certain common law rights of indemnification, neither we or our third party contractors have any registered patents on our proposed lifelogger product or software. Our inability or failure to protect or enforce trademarks and other proprietary rights could materially adversely affect our business. Our actions to establish, protect and enforce our trademarks and other proprietary rights may not prevent imitation of our products, services or brands or control piracy by others or prevent others from claiming violations of their trademarks and other proprietary rights by us. There are factors outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our proposed product are sold and services are distributed or made available through the internet.

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

Consumer Electronics Ventures Corp. (“CEVC”) owns 61.1% of our total voting securities. As a result, CEVC exercises control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our controlling stockholder may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

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

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (818,417 shares of common stock as of the date of this Report); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in a shared executive office suite at 11380 Prosperity Farms Road, Suite 221E, Palm Beach Gardens, Florida 33410 on a month to month basis. In addition, we maintain office space provided by Mr. Garner, our Chief Executive Officer, in Ontario, Canada under the terms of his consulting agreement with our company.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB and has traded under the symbol “LOGG” since February 2014. Such trading of our common stock is limited and sporadic. There can be no assurance that a liquid market for our common stock will ever develop.

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2014 and 2013. The bid information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2014
December 31, 2014	$0.75	$0.40
September 30, 2014	$0.88	$0.40
June 30, 2014	$0.90	$0.52
March 31, 2014	$1.10	$0.10

As of March 27, 2015, there were approximately 6 record holders, an unknown number of additional holders whose stock is held in “street name” and 81,881,666 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“fiscal 2012” – June 4, 2012 through December 31, 2012

●	“fiscal 2013” – January 1, 2013 through December 31, 2013

●	“fiscal 2014” – January 1, 2014 through December 31, 2014

Effective as of January 31, 2014, we amended and restated its articles of incorporation to increase the number of authorized shares of common stock from 75,000,000 to 120,000,000 and create a class of preferred stock consisting of 5,000,000 shares, the designations and attributes of which were left for future determination by the Company’s board of directors. In addition, we effectuated a 10 for 1 stock split of our issued and outstanding common stock (the “Forward Stock Split”). All references to shares of our common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

The Company

We changed our name effective January 31, 2014 when we embarked on the development and commercialization of innovative lifelogging solutions enabling the recording, secure online storage, organizing, retrieving, appreciation and selective sharing of personal information, data, photos, videos and other activities with friends and the public at large. Prior to January 31, 2014, we were engaged in providing web based marketing services.

Our Core Business

Our lifelogging business is comprised of the continued development and commercialization of a wearable video camera we refer to as a “Lifelogger wearable” and a seamlessly integrated eco-system of state-of-the-art lifelogging-focused software tools we refer to as the “Lifelogger Platform”. In addition to selling the Lifelogger wearable, we intend to separately market and commercially exploit our Lifelogger Platform in a variety of formats including iOS and Android applications and to third parties on a “white-label” license basis. We expect to launch a beta version of our Lifelogger Platform for testing by registered test users in the second quarter of fiscal 2015.

Lifelogging is a powerful new way of journaling or ‘self-chronicling’ one’s life. Mainstream lifelogging emerged in recent years in consumer markets as a novel use of wearable electronic devices like camera-toting wearable’s. Modern lifelogging automates and integrates the technology-based recording, collecting, organizing, retrieval, appreciating and selective sharing of autobiographical documents and data. Lifelogging involves wearing an auto-chronicling wearable device that is capable of recording pictures, videos, audio, vital signs, health data, environmental data etc. Lifeloggers do this to document, chronicle, track and monitor their daily activities, health and other personal information.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

Total revenue increased $320,070 to $350,000 for fiscal 2014 compared to 29,930 in fiscal 2013. This increase in total revenue is primarily due to sale of a prototype Lifelogger wearable, components and design work we performed under a contract with a customer.

Our cost of revenue for fiscal 2014 increased by approximately $65,516 compared to fiscal 2013 primarily as a result of increased costs attributed to the development and production cost of our prototype camera. Our gross margins increased to 75% from 30% primarily as a result of this increase. We are unable to predict what our expected gross profits will be in fiscal 2015 as we have not established a sales price for our Lifelogger wearable nor can we estimate software licensing revenue from our Lifelogger Platform.

Total operating expenses for fiscal 2014 increased by $384,337 compared to fiscal 2013 primarily as a result of an increase in research and development expense, consulting fees, general operating expenses and advertising and promotions. We expect further increases in our operating expenses as we ramp up our software development, licensing and Lifelogging Camera business discussed in this Form 10-K.

The net loss for fiscal 2014 was $185,427, an increase of $129,783 compared to fiscal 2013, primarily as a result of an increases in operating expenses, partially offset by an increase in revenue as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2014 our working capital amounted to $307,882, an increase of $307,215 as compared to $(1,989) as of December 31, 2013. This increase is primarily a result of an increase in cash and accounts receivable, partially offset by an increase in accounts payable. Working Capital included primarily cash of $238,747 and accounts receivable of $93,021 and $14,246 of prepaid expenses.

Net cash used in operating activities was $257,262 during fiscal 2014 compared to $43,798 in fiscal 2013. The increase in cash used in operating activities is primarily attributable to our net loss, increases in accounts receivables and prepaid expenses, partially offset by an increase in accounts payable.

Net cash used in investing activities during fiscal 2014 was $9,246 compared to $0 in fiscal 2013. The increase was a result of purchases of capital assets.

Net cash provided by financing activities during fiscal 2014 was $505,000 compared to $31,000 in fiscal 2013. The increase was primarily a result of the proceeds from the sale of our common stock.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $910,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of approximately $450,000 towards development and marketing of the Lifelogger wearable, $310,000 towards salaries and subcontractors. Additionally, approximately $150,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

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

Going Concern Consideration

We have been in the development stage since our inception on June 4, 2012 and continue to incur significant losses. We had an accumulated deficit of $242,249 as of December 31, 2014 and $257,262 in cash was used in operating activities. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2014, our auditor included a statement that as a result of our deficit accumulated during the development stage at December 31, 2014, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2014 we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-17 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 for the reasons discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting were not effective as of December 31, 2014 for the reasons discussed below:

●	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise, an adequate supervisory review structure that is commensurate with our financial reporting requirements and did not maintain adequate segregation of duties.

Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Stewart Garner	48	Chief Executive Officer, Chief Financial Officer and Director

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

Key Employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations and hold various positions within our company.

Philip van Nedervelde has served as a member of our Advisory Board to actively reinforce and support our executive team in roles including that of Senior Vice President of Design and Chief Evangelist since January 2015. A passionate pioneering lifelogger avant la lettre, Mr. Nedervelde is an award-winning, 6-fold multilingual all-round communications and international business development executive with over 25 years of excellence working with cutting edge, emerging technologies including interactive multimedia, wearable sensors, personalized medicine for life extension, drone based sensor platforms, immersive telepresence using anthropomorphic android robotics, immerse virtual reality, online multi-user virtual worlds, data fusion and visualization for situational awareness in military and security applications and as a designer of interactive media user interfaces and content, media strategist, spokesperson, networker extraordinaire, sci-tech visionary and advocate, inventor, and public speaker.

Mr. Nedervelde earned an M.A. degree in Communication Science and postgraduate degree in Information Science & Interactive Media Design.

Indra Dosanjh, MBA, has served as our Chief Product Officer since September 2014. Ms. Dosanjh will be leading and overseeing our product strategy and roadmap with an immediate focus on the launch of the beta release of Lifelogger Platform app. Ms. Dosanjh is a seasoned technology executive and has consulted and led complex projects for Fortune 1000 companies as well as early stage startup companies in sectors ranging from financial, technology, Internet and telecommunications services. Prior to joining our company, Ms. Dosanjh was a senior manager with Xerox’s Global Services North America for over nine years. In addition, Ms. Dosanjh gained her internet experience at Tucows International, where she was part of the development of OpenSRS wholesale domain platform and was a member of the founding team for dot INFO registry where she led the build of the registry. Most recently, she was the Vice President of Product Management and Marketing at Site Technologies Inc. where she started as first employee and hired and led the product team to build and launch Veloxsites, a B2B SMB website platform.

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

Board Oversight in Risk Management

Our Chief Executive Officer, who is our principal executive officer, also serves as Chairman of the Board of Directors, and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our Company faces. Because our Board includes a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2014; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2014 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014. Compensation information is shown for the fiscal years ended December 31, 2014 and 2013:

FISCAL 2014 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Stewart Garner, CEO and CFO(1)	2014	$84,000	$18,000	$0	0	0	0	$16,913	$118,913
	2013	$0	0	0	0	0	0	0	$0

Employment Agreements with Executive Officers

Stewart Garner. Effective as of January 1, 2014, we orally agreed to retain Stewart Garner on a consulting basis whereby he agreed to serve as our Chief Executive Officer and a Director. The consulting agreement provides for a base salary of $84,000 per year, a discretionary bonus, a monthly automobile allowance of $1,000 and automobile insurance, medical insurance, cellular phone allowance and reimbursement of business expenses, which includes the use of Mr. Garner’s home office. The consulting agreement is subject to termination by the Company for cause and also in the event of Mr. Garner’s death or disability. In the event of a termination of the agreement for cause or due to death or disability, Mr. Garner would be entitled to his base salary and benefits for the balance of the then existing term.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2014:

With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

●	the exercise price of such option; and

●	the expiration date of such option; and

With respect to each stock award -

●	the number of shares of our common stock that have been earned but have not vested;

●	the market value of the shares of our common stock that have been earned but have not vested;

●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Stewart Garner	-	-	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of March 27, 2014 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

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

Common Stock

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Stewart Garner	0	0
All directors and executive officers as a group (1 person)	0	0
Consumer Electronics Ventures Corp. (1)	50,000,000	61.1%

*	less than 1%.

(1)	Michelle Draper, a director of Consumer Electronics Ventures Corp., a BVI IBC corporation (“CEVC”) has voting and dispositive control over securities held by CEVC whose address is P.O. Box 146, Road Town, Tortola.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO and director

Indra Dosanjh	Chief Product Officer of the Company

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Li and Company, PC for the fiscal years ended December 31, 2014 and 2013.

	2014	2013

Audit Fees	$14,000	$9,500
Audit-Related Fees	-	700
Tax Fees	650	600
All Other Fees		-
Total	$14,650	$10,800

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

		The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-17.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Form S-1 filed on February 1, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed January 6, 2014 (Incorporated by reference to Exhibit 3.3 on Form 8-K filed on February 4, 2014).

3.2	Bylaws (Incorporated by reference to Form S-1 filed on February 1, 2013).

4.2	Subscription Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.1+	Consulting Agreement, C.E.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.2+	Consulting Agreement, C.F.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.3	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.4	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.5	Securities Purchase Agreement dated as of September 24, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.6	Securities Purchase Agreement dated as of December 8, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

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

Lifelogger Technologies Corp.

Date: March 31, 2015	By:	/s/ Stewart Garner
Stewart Garner, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stewart Garner	Chief Executive Officer and Director	March 31, 2015
Stewart Garner	(principal executive officer, principal financial and accounting officer and sole director)

Lifelogger Technologies Corp.

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lifelogger Technologies Corp.

We have audited the accompanying balance sheets of Lifelogger Technologies Corp. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholder’s equity (deficit) and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the year ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2014, had a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
March 31, 2015

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$238,747	$255
Accounts Receivable, net	93,021	-
Prepaid expenses	14,246	412
Total current assets	346,014	667

Fixed Assets
Furnishings and fixtures	9,246	-

Total Assets	$355,260	$667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$25,206	$2,656
Accounts payable-CPO	12,926	-
Total current liabilities	38,132	2,656
Total liabilities	38,132	2,656

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Common stock par value $0.001: 125,000,000 shares authorized; 81,841,666 and 81,000,000 shares issued and outstanding, respectively	81,842	81,000
Additional paid-in capital	477,535	(26,623)
Accumulated deficit	(242,249)	(56,366)

Total stockholders’ equity (deficit)	317,128	(1,989)
Total Liabilities and Stockholders’ Equity (Deficit)	355,260	$667

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2014	December 31, 2013

Revenue	350,000	29,930

Cost of revenue
Production costs	68,719	-
Officers	17,837	21,040
Total cost of revenue	86,556	21,040

Gross margin	263,444	8,890

Operating Expenses:
Research and development expense	111,384	-
Advertising and promotions	35,543	-
Consulting - related parties	118,938	1,760
Consulting - other	67,897	-
General and administrative	56,308	16,567
Professional fees	58,801	46,207
Total operating expenses	448,871	64,534

Loss from operations	(185,427)	(55,644)

Income tax provision	456	476

Net Loss	(185,883)	$(56,120)

Net Loss Per Common Share:
- Basic and Diluted	(0)	$(0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	81,138,650	66,643,840

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’Equity (Deficit)

Balance , December 31, 2012	50,000,000	50,000	(45,000)	(246)	4,754
Common stock issued for cash, at $0.001 per share	31,000,000	31,000			31,000
Forgiveness of advances from former stockholders and accrued compensation - officers			18,377		18,377
Net loss				(56,120)	(56,120)

Balance, December 31, 2013	81,000,000	81,000	(26,623)	(56,366)	(1,989)

Common stock issued for cash, at $0.60 per share	841,666	842	504,158		505,000

Net loss				(185,883)	(185,883)

Balance, December 31, 2014	81,841,666	$81,842	$477,535	$(242,249)	$317,128

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2014	December 31, 2013

Operating Activities:
Net loss	$(185,883)	$(56,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	(13,834)	213
Accounts receivable	(93,021)	-
Accounts payable and accrued expenses	22,550	3,309
Accounts payable -related party	12,926	-
Accrued compensation - former officers	-	8,800
Net Cash Used in Operating Activities	(257,262)	(43,798)

Investing Activities:
Purchase of Capital Assets	(9,246)	-
Net Cash Used in Investing Activities	(9,246)	-

Financing Activities:
Proceeds from issuance of common stock	505,000	31,000
Net Cash Provided by Financing Activities	505,000	31,000
Net Change in Cash	238,492	(12,798)
Cash - Beginning of the Period	255	13,053
Cash - End of the Period	$238,747	$255

Supplemental Disclosure of Cash Flow Information:

Forgiveness of debt from former stockholder and officer - accrued compensation	$-	$10,400
Forgiveness of debt from former stockholder and officer - advances from stockholder	$-	$7,977

Interest paid	$-	$-
Income Tax Paid	$456	$476

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2014 and 2013

Notes to the Financial Statements

Note 1 – organization and operations

Lifelogger Technologies Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 4, 2012 under the name Snap Online Marketing Inc. We changed our name effective as of January 31, 2014 in connection with our plans to develop and commercialization of a lifelogging camera and lifelogging-focused software tools that involve the process of collecting, organizing, perusing and sharing personal data. Prior to January 31, 2014 we were engaged in providing web based marketing services.

Effective as of January 31, 2014, the Company (i) amended and restated its articles of incorporation to (1) increase the number of authorized shares of common stock from 75,000,000 to 120,000,000, (2) create a class of preferred stock consisting of 5,000,000 shares, the designations and attributes of which were left for future determination by the Company’s board of directors and (ii) effectuated a 10 for 1 stock split of the Company’s issued and outstanding common stock (the “Forward Stock Split”). All references to shares of the Company’s common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

Note 2 – summary of significant accounting policies

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

There was no allowance for doubtful accounts at December 31, 2014 or December 31, 2013.

Off-Balance-Sheet Credit Exposures

Pursuant to FASB ASC paragraph 310-10-50-9 an entity shall disclose a description of the accounting policies and methodology the entity used to estimate its liability for off-balance-sheet credit exposures and related charges for those credit exposures. Such a description shall identify the factors that influenced management's judgment (for example, historical losses and existing economic conditions) and a discussion of risk elements relevant to particular categories of financial instruments.

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2014 or December 31, 2013.

Furniture and Fixture

Furniture and fixture is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)
Furniture and fixture	7

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Deferred Tax Assets and Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 for the reporting period ended December 31, 2014 or 2013.

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

There were no potentially dilutive shares outstanding for the reporting year ended December 31, 2014 or 2013.

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

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO and director

Indra Dosanjh	Chief Product Officer of the Company

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

Consulting services from Officer

Consulting services provided by the officer for the period from the year ended December 31, 2014 and 2013 were as follows:

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013

President, Chief Executive Officer	$118,913	*	$22,800	**

Chief Product Officer	17,862		-
	$136,775		$22,800

* During the year ended December 31, 2014, $17,837 of consulting services was recognized in cost of revenues.

** During the year ended December 31, 2013, $22,800 of consulting services provided by former Chief Executive Officer was recognized in cost of revenues.

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the Company was authorized to issue 75,000,000 shares of common stock, par value $.001 per share. In January 2014, effective upon the filing of an amendment to the Article of Incorporation of the Company with the Nevada Secretary of State, the Company increased its authorized share capital to 125,000,000 shares consisting of 120,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share and effectuated a 10 for 1 stock split of the Company issued and outstanding common stock. All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the one-for-ten (1:10) Forward Stock Split.

Common Stock

During June 2013, the Company sold 31,000,000 shares of its common stock at $0.001 per share for $31,000 in cash.

On September 24, 2014 the Company sold 416,666 shares of its common stock at $0.60 per share for $250,000 in cash.

On December 8, 2014 the Company sold 425,000 shares of its common stock at $0.60 per share for $255,000 in cash.

Note 6 – Concentrations and Credit Risk

Customers Concentrations

Customer concentrations are as follows:

For the Year Ended December 31, 2014

Customer A	100%

Total	100%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 7 – Income Tax Provision

Deferred Tax Assets

At December 31, 2014 the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $242,249 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $82,365, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $63,200 and $19,081 for the years ended December 31, 2014 and 2013, respectively.

Components of deferred tax assets are as follows:

	December 31, 2013	December 31, 2013
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$82,365	$19,165
Less valuation allowance	(82,365)	(19,165)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Issuance of Common Stock for Services

On January 28, 2015 the Company entered into an agreement with an un-related party for software development consulting services. As compensation during the six month term of this agreement, the consultant will receive a fee of $8,000 per month in the form of the unregistered shares of the Company's Common Stock. We issued 40,000 shares of our common stock on March 1, 2015 as payment for the first months compensation under this agreement.

