Form 10-Q
period 2015-03-31
Lifelogger Technologies Corp
filed 2015-05-14
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-186415

LIFELOGGER TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5523835
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11380 Prosperity Farms Road, Suite 221E, Palm Beach Gardens, Florida	33410
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 561-515-6928

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2015
Common Stock, $0.001 par value	82,270,503

LIFELOGGER TECHNOLOGIES CORP.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2015 and 2014

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current Assets:
Cash	$81,171	$238,747
Accounts Receivable	-	93,021
Prepaid expenses	7,850	14,246

Total current assets	89,021	346,014

Fixed Assets
Furnishings and fixtures	9,236	9,246

Total Assets	$98,257	$355,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$55,392	$38,132

Total current liabilities	55,392	38,132

Total liabilities	55,392	38,132

Commitments and Contingencies

Stockholders’ Equity:
Common stock par value $0.001: 125,000,000 shares authorized; 81,921,666 and 81,841,666 shares issued and outstanding, respectively	81,922	81,842
Additional paid-in capital	493,455	477,535
Accumulated deficit	(532,512)	(242,249)

Total stockholders’ equity	42,865	317,128

Total Liabilities and Stockholders’ Equity	98,257	$355,260

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	For the three months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Revenue	-	87,000

Cost of revenue
Production costs	-	35,000
Officers	-	3,937
Total cost of revenue	-	38,937

Gross margin	-	48,063

Operating Expenses:
Research and development expense	119,906	-
Advertising and promotions	8,900	-
Consulting - related parties	58,940	22,307
Consulting - other	45,329	11,500
General and administrative	31,540	11,282
Professional fees	25,648	27,610
Total operating expenses	290,263	72,699

Loss from operations	(290,263)	(24,636)

Income tax provision	-	-

Net Loss	(290,263)	$(24,636)

Net Loss Per Common Share:
- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	81,854,998	81,000,000

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

FOR THE INTERIM PERIOD ENDED MARCH 31, 2015 AND DECEMBER 31, 2014

(Unaudited)

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2013	81,000,000	81,000	(26,623)	(56,366)	(1,989)

Common stock issued for cash, at $0.60 per share	841,666	842	504,158		505,000

Net loss				(185,883)	(185,883)

Balance, December 31, 2014	81,841,666	$81,842	$477,535	$(242,249)	$317,128

Common stock issued for services, at $0.20 per share	80,000	80	15,920		16,000

Net loss				(290,263)	(290,263)

Balance March 31, 2015	81,921,666	81,922	493,455	(532,512)	42,865

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the three months ended Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(290,263)	$(24,636)
Depreciation expenses	342	-
Shares issued for consulting services	16,000	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	6,396	(8,588)
Acccounts receivable	93,021	-
Accounts payable and accrued expenses	17,260	51,947

Net Cash Used in Operating Activities	(157,244)	18,723

Investing Activities:
Purchase of Fixed Assets	(332)	-
Net Cash Used in Investing Activities	(332)	-

Net Change in Cash	(157,576)	18,723

Cash - Beginning of the Period	238,747	255

Cash - End of the Period	$81,171	$18,978

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Income Tax Paid	$-	$-

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 - organization and operations

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

Note 2 - summary of significant accounting policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2015.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2015 and 2014

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

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

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

There was no allowance for doubtful accounts at March 31, 2015 or December 31, 2014.

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2015 or December 31, 2014.

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

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

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

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty’s performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 for the reporting period ended March 31, 2015.

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

There were no potentially dilutive shares outstanding for the reporting year ended March 31, 2015 or 2014.

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2015 and 2014

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

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

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

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

 In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) -Amendments to the Consolidation Analysis” (“ASU 2015-02”)to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

●	Eliminating the presumption that a general partner should consolidate a limited partnership.

●	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

●	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

●	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.

●	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, ”Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO and director

Indra Dosanjh	Chief Product Officer

Consulting services from Officer

Consulting services provided by the officer for the period from the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31, 2015		For the Three Months Endeud March 31, 2014

President, Chief Executive Officer	$36,440	*	$ 26,241	*

Chief Product Officer	22,500		-
	$58,940		$26,241

*During the three month period ended March 31, 2015 and 2014, $0 and $3,937 of these consulting services was recognized in cost of revenues, respectively.

Note 5 - Stockholders’ Equity

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

Common Stock

On January 28, 2015, the Company entered into a Consulting Agreement (“Consulting Agreement”) with an un-related party for software development consulting services. Pursuant to the Consulting Agreement, the un-related party agreed to provide consulting services for six months in exchange for $8,000 per month and agree to be compensated by 40,000 shares of common stock of the Company for each month of services.

During the three months ended March 31, 2015, the Company issued 80,000 shares of the Company common stock, valued at $16,000 or $0.20 per share, which was recorded as consulting expenses.

Note 6 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following item is a reportable subsequent event:

On May 12, 2015 the Company sold 348,837 shares of its unregistered common stock at $0.43 per share for $150,000 in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of our Annual Report of Form 10-K for the year ended December 31, 2014.

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

Our Core Business

Our lifelogging business is comprised of the continued development and commercialization of state-of-the-art lifelogging-focused software tools we refer to as the “Lifelogger Platform”. In addition to selling the Lifelogger wearable, we intend to separately market and commercially exploit our Lifelogger Platform in a variety of formats including iOS and Android applications and to third parties on a “white-label” license basis. We expect to launch a beta Android and iOS version of our Lifelogger Platform apps on Google Play Store and Apple iTunes for testing by registered test users by the end of the second quarter of fiscal 2015. In addition, we are continue to develop for future releases of our apps new and advanced software platforms to further enhance user experience offering expanded features. We are also finalizing the prototype of our integrated Lifelogger wearable camera for testing as we evaluate joint venture and strategic alliance opportunities for this device.

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

Recent Developments

On May 12, 2014 we completed the sale of 348,837 shares of our unregistered common stock to an investor at $0.43 per share for $150,000 in cash. We intend to use the proceeds from this offering to continue to fund our development of the Lifelogger Platform.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2015 and 2014. For comparative purposes, we are comparing the three month ended March 31, 2015 to the three months ended March 31, 2014. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this report.

3

Revenue

Total revenue decreased $87,000 to $0 during the three month period ended March 31, 2015 compared to $87.000 in the three month period ended March 31, 2014. The decrease in total revenue is a result of the completion of conceptual design work performed under a contract with a customer performed in the prior period. We will evaluate future potential revenues from our apps after our planned launch in the second quarter of 2015.

Our cost of goods sold for the three month period ended March 31, 2015 decreased by $38,937 compared to the three month period ended March 31, 2014, as we did not perform any design work for customers in the current period Our gross margins decreased to 0% we had no revenues or expenses associated with revenue producing activities for the March 31, 2015 period ended.

We are not unable to predict what our expected gross profits will be in remaining periods in fiscal 2015 as we have not established a sales price for our Lifelogger wearable or the Lifelogger Platform, nor do we have definitive production or operating costs.

Total operating expenses for the three month period ended March 31, 2015 increased by $265,627 compared to the three month period ended March 31, 2014 primarily as a result of an increase in research and development, professional, advertising, promotion expenses and consulting fees, as well as other general operating expenses. We expect increases in our operating expenses as we ramp up our lifelogging wearable sales and Lifelogger Platform operations.

The net loss for the three month period ended March 31, 2015 was $290,263, an increase of $240,991 compared to the three month period ended March 31, 2014, primarily as a result of an increases in operating expenses and no revenues as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2015 our working capital amounted to $33,629, a decrease of $274,523 as compared to a working capital of $307,882 as of December 31, 2014. This decrease is primarily a result of a decrease in cash due to camera. Working Capital included primarily cash of $81,171.

Net cash used in operating activities was $157,244 during the three month period ended March 31, 2015 compared to net cash provided by operating activities of $18,723 in the three month period ended March 31, 2014. The increase in cash used in operating activities is primarily attributable to an increase in net loss and decrease in prepaid expenses and accruals partially offset by a decrease in accounts receivable.

Net cash provided by financing activities was $0 during the three month period ended March 31, 2015 compared to net cash provided by financing activities of $0 in the three month period ended March 31, 2014.

We do not have sufficient resources to effectuate all aspects of our business plan. We expect to incur a minimum of $971,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of approximately $578,000 towards development and marketing of the Lifelogger Platform, $192,000 towards salaries and subcontractors, $100,000 towards marketing materials and sales. Additionally, approximately $101,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. Although we raised $250,000 in September 2014 and $150,000 in May 2015 by issuing shares of our unregistered common stock, we will have to raise additional funds to pay for all of these expenses. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan.

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

Going Concern Consideration

We have incurred significant losses since our inception on June 4, 2012. We had a net loss during the three month period ended March 31, 2015 of $290,263 and an accumulated deficit of $532,512 as of March 31, 2015. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year ended December 31, 2014, our auditor included a statement that as a result of our deficit accumulated since our inception at June 4 ,2012, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2015, we have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Currently, we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, the Company issued 80,000 shares of its unregistered Company common stock, valued at $16,000 or $0.20 per share in exchange for consulting services.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above transaction.

5

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Form S-1 filed on February 1, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed January 6, 2014 (Incorporated by reference to Exhibit 3.3 on Form 8-K filed on February 4, 2014).

3.2	Bylaws (Incorporated by reference to Form S-1 filed on February 1, 2013).

4.2	Subscription Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.1+	Consulting Agreement, C.E.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.2+	Consulting Agreement, C.F.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.3	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.4	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.5	Securities Purchase Agreement dated as of September 24, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.6	Securities Purchase Agreement dated as of December 8, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.7*	Securities Purchase Agreement dated as of May 7, 2015 between Lifelogger Technologies Corp. and SSID Limited.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOGGER TECHNOLOGIES CORP.

Dated: May 14, 2015	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

7