Form 10-Q
period 2015-06-30
Lifelogger Technologies Corp
filed 2015-08-17
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Registrant’s telephone number including area code: 1-561-515-6928

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 10, 2015
Common Stock, $0.001 par value	82,939,340

LIFELOGGER TECHNOLOGIES CORP.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2015 and 2014

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS

Current Assets:
Cash	$32,939	$238,747
Accounts Receivable	-	93,021
Prepaid expenses	5,487	14,246
Total current assets	38,426	346,014

Furniture and Fixtures
Furniture and fixtures	9,578	9,246
Accumulated depreciation	(684)	-
Furniture and fixtures, net	8,894	9,246

Total Assets	$47,320	$355,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$100,151	$38,132
Total current liabilities	100,151	38,132
Total liabilities	100,151	38,132
Commitments and Contingencies
Stockholders’ Equity (Deficit):

Preferred stock par value $0.001: 5,000,000 shares authorized; None issued or outstanding	-	-
Common stock par value $0.001: 120,000,000 shares authorized; 82,390,503 and 81,841,666 shares issued and outstanding, respectively	82,391	81,842
Additional paid-in capital	719,786	477,535
Accumulated deficit	(855,008)	(242,249)
Total stockholders’ equity (deficit)	(52,831)	317,128
Total Liabilities and Stockholders’ Equity (Deficit)	$47,320	$355,260

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended		Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$93,000	$-	$180,000

Cost of revenue
Production costs	-	15,000	-	50,000
Officers	-	5,488	-	9,425
Total cost of revenue	-	20,488	-	59,425

Gross margin	-	72,512	-	120,575

Operating Expenses:
Research and development	131,321	-	251,227	-
Advertising and promotions	1,113	32,000	10,013	32,265
Consulting -related parties	76,673	31,103	135,613	53,410
Consulting - other	106,352	14,700	151,681	26,200
General and administrative	7,037	18,625	64,225	57,252
Total operating expenses	322,496	96,428	612,759	169,127

Loss from operations	(322,496)	(23,916)	(612,759)	(48,552)

Income tax provision	-	-	-	-

Net Loss	$(322,496)	$(23,916)	$(612,759)	$(48,552)

Net Loss Per Common Share:
- Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	82,149,501	81,000,000	82,003,064	81,000,000

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE INTERIM PERIOD ENDED JUNE 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

					Total
	Common stock par value $0.001		Additional	Accumulated	Stockholders’
	Number of Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2013	81,000,000	$81,000	$(26,623)	$(56,366)	$(1,989)

Common stock issued for cash, at $0.60 per share	841,666	842	504,158		505,000

Net loss				(185,883)	(185,883)

Balance, December 31, 2014	81,841,666	$81,842	$477,535	$(242,249)	$317,128

Common stock issued for services	200,000	200	92,600		92,800
Common stock issued for cash, at $0.43 per share	348,837	349	149,651		150,000
Net loss				(612,759)	(612,759)

Balance June 30, 2015	82,390,503	$82,391	$719,786	$(855,008)	$(52,831)

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the Six Months ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(612,759)	$(48,552)
Depreciation expenses	684	-
Shares issued for consulting services	92,800	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	93,021	(17,000)
Prepaid expenses	8,759	412
Accounts payable and accrued expenses	62,019	65,721
Net Cash Provided by (Used in) Operating Activities	(355,476)	581

Investing Activities:
Purchase of Fixed Assets	(332)	-
Net Cash Provided by Financing Activities	(332)	-
Financing Activities:
Proceeds from issuance of common stock	150,000	-
Net Cash Provided by Financing Activities	150,000	-
Net Change in Cash	(205,808)	581
Cash - Beginning of Reporting Period	238,747	255
Cash - End of Reporting Period	$32,939	$836
Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Income Tax Paid	$-	$-

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 - organization and operations

Lifelogger Technologies Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 4, 2012 under the name Snap Online Marketing Inc. The Company changed its name effective as of January 31, 2014 in connection with its plans to develop and commercialization of a lifelogging camera and lifelogging-focused software tools that involve the process of collecting, organizing, perusing and sharing personal data.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

There was no allowance for doubtful accounts at June 30, 2015 or December 31, 2014.

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2015 or December 31, 2014.

Furniture and Fixtures

Furniture and fixtures are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

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

Pursuant to Section 850-10-20 the Related parties include: a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2015 and 2014

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty’s performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings Per Share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive shares outstanding for the reporting year ended June 30, 2015 or 2014.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

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

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

3.	Assets recognized from the costs to obtain or fulfill a contract.

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

June 30, 2015 and 2014

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

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

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, its cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO and director

Indra Dosanjh	Chief Product Officer of the Company

Consulting services from Officer

Consulting services provided by the officer for the period from the six months ended June 30, 2015 and 2014 were as follows:

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014

President, Chief Executive Officer	$90,613	*	$53,410	*

Chief Product Officer	45,000		-
	$135,613		$53,410

*During the six month period ended June 30, 2015 and 2014, $0 and $9,425 of these consulting services was recognized in cost of revenues, respectively.

Note 5 - Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

On January 31, 2014, effective upon the filing of an amendment to the Article of Incorporation of the Company with the Nevada Secretary of State, the Company increased its authorized share capital to 125,000,000 shares consisting of 120,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share and effectuated a 10 for 1 stock split.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the ten-for-one (1:10) Forward Stock Split.

Common Stock

Common Shares Issued Cash

On September 24, 2014 the Company sold 416,666 shares of its common stock at $0.60 per share for $250,000 in cash.

On December 8, 2014 the Company sold 425,000 shares of its common stock at $0.60 per share for $255,000 in cash.

On May 12, 2015 the Company sold 348,837 shares of its common stock at $0.43 per share for $150,000 in cash.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

On January 28, 2015, the Company entered into a consulting agreement (“Consulting Agreement”) with a third party (the “Consultant”) for software development consulting services. Pursuant to the Consulting Agreement, the Consultant agrees to provide consulting services for six months in exchange for 40,000 shares of common stock of the Company per month.

For the six months ended June 30, 2015 the Company recorded $92,800, which were valued at the close price of the Company’s common stock on the last day of each month for each 40,000 shares issued or 200,000 shares in aggregate issued to the Consultant.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 6 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were some reportable subsequent event(s) to be disclosed as follows:

On July 20, 2015 the Company entered into a securities purchase agreement (the “SPA”) with Glamis Capital SA (“Glamis”), whereby Glamis agreed to invest $200,000.00 (the “Purchase Price”) in our Company in exchange for the Note (as defined below). Pursuant to the SPA, we issued a promissory note to Glamis on July 20, 2015 (the “Issuance Date”) in the original principal amount of $200,000.00, which bears interest at 10% per annum (the “Note”). The Purchase Price was paid as follows: (1) $70,000.00 on the Issuance Date and the remaining $130,000.00 within 45 days after the Issuance Date. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable one year from the respective funding date (each a “Maturity Date”). Any amount of principal or interest that is due under the Note, which is not paid by the respective Maturity Date, will bear interest at 14% per annum until it is paid. The Note can be prepaid by the Company at any time while the Note is outstanding. In the event that the Company closes a future financing of at least $1,000,000 while the Note is outstanding, the Company would become obligated to pay all amounts outstanding under the Note within a reasonable time after such closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company

We are a lifelogging software company engaged in the development and commercialization of innovative lifelogging solutions enabling the recording, secure online storage, organizing, retrieving, appreciation and selective sharing of personal information, data, photos, videos and other activities with friends and the public at large. We have two products under development, a proprietary cloud-based software solution and a true point-of-view (POV) wearable video camera. Prior to January 31, 2014, we were engaged in providing web based marketing services.

Our Core Business

Lifelogging is a powerful new way of journaling or ‘self-chronicling’ one’s life. Mainstream lifelogging emerged in recent years in consumer markets as a novel use of wearable electronic devices like camera-toting wearables. Modern lifelogging automates and integrates the technology-based recording, collecting, organizing, retrieval, appreciating and selective sharing of autobiographical documents and data. Lifelogging involves wearing an auto-chronicling wearable device that is capable of recording pictures, videos, audio, vital signs, health data, environmental data etc. Lifeloggers do this to document, chronicle, track and monitor their daily activities, health and other personal information.

Our lifelogging business is comprised of the continued development and commercialization of state-of-the-art lifelogging-focused software tools we refer to as the “Lifelogger Platform”. In addition to selling the Lifelogger wearable video camera, we intend to separately market and commercially exploit our Lifelogger Platform in a variety of formats including iOS and Android applications and to third parties on a “white-label” license basis. Our planned revenue model for our cloud based software platform includes App support for third party cameras and lifelogging devices, monthly subscription for advanced software features and a monthly subscription for hosting and data storage. On August 12, 2015 we launched a beta Android and iOS version of our Lifelogger Platform apps on Google Play Store and Apple iTunes for exclusive testing over the next 90 days by the 7,224 private beta users who recently signed up for testing on our website. The core features available, through the use of our mobile apps, for this release include: uploading of videos to the cloud with geo coordinates; playback with an interactive map; live streaming to any device; automatic face detection; face tagging and in-line video tags. Additionally, users will have the ability to search for videos beyond the basic title and description, including location, face or in-line video tags.

Our next milestone will be the release of the Lifelogging Platform as Open Beta which will be an upgraded version of our platform that will include new additional features. Users who wish to participate in beta testing may request an invite to our Open Beta testing program through our website at www.lifelogger.com.

In addition, we continue to develop for future releases of our apps new and advanced software platforms to further enhance user experience offering expanded features. We completed a prototype of our integrated Lifelogger wearable video camera for testing as we market this product to potential distributors, OEM customers and joint venture and strategic alliance partners. Our planned revenue model for our wearable POV camera includes sale of camera units, monthly subscription for advanced software features and a monthly subscription for hosting and data storage.

Recent Developments

On May 12, 2014 we completed the sale of 348,837 shares of our unregistered common stock to an investor at $0.43 per share for $150,000 in cash. We intend to use the proceeds from this offering to continue to fund our development of the Lifelogger Platform.

On July 20, 2015 the Company issued a $200,000 promissory note to an unrelated party in exchange for $200,000 in cash ($70,000 of which was paid to us on July 20, 2015, and $130,000 of which is to be paid within 45 days after July 20, 2015), which is due on the earlier of July 20, 2016 or the date we complete a financing transaction of at least $1,000,000. We intend to use the proceeds for general business purposes and to continue to fund our development of the Lifelogger Platform.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2015 and 2014. For comparative purposes, we are comparing the three months ended June 30, 2015 to the three months ended June 30, 2014, as well as the six months ended June 30, 2015 to the six months ended June 30, 2014. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this quarterly report.

Revenue

Total revenue was $0 and $93,000 for the three month periods ended June 30, 2015 and June 30, 2014, respectively, and $0 and $180,000 for the six months ended June 30, 2015 and June 30, 2014, respectively. The decrease in total revenue is a result of the completion of conceptual design work performed under a contract with a customer performed in the prior periods. We will evaluate future potential revenues from our apps after our planned launch in the third quarter of 2015.

Our cost of goods sold for the three month period ended June 30, 2015 decreased by $20,488 compared to the three month period ended June 30, 2014, and our cost of goods sold for the six month period ended June 30, 2015 decreased by $120,575 compared to the six month period ended June 30, 2015. Such decrease is due to the fact that we did not perform any design work for customers in the current periods. Our gross margins decreased 0% as we had no revenues or expenses associated with revenue producing activities for the three month periods ended June 30, 2015 and June 30, 2014, and six month periods ended June 30, 2015 and June 30, 2014.

We are not able to predict what our expected gross profits will be in remaining periods in fiscal 2015 as we have not established a sales price for our Lifelogger wearable video camera or the Lifelogger Platform, nor do we have definitive production or operating costs.

Total operating expenses were $322,496 and $96,428 for the three months ended June 30, 2015 and June 30, 2014, respectively and $612,759 and $169,127 for the six months ended June 30, 2015 and June 30, 2014, respectively. This is primarily attributable to an increase in research and development, professional, advertising, promotion expenses and consulting fees, as well as other general operating expenses. We expect increases in our operating expenses as we ramp up our lifelogging wearable sales and Lifelogger Platform operations.

The net loss was $322,496 and $23,916 for the three months ended June 30, 2015 and June 30, 2014, respectively and $612,759 and $48,552 for the six months ended June 30, 2015 and June 30, 2014, respectively. This is primarily attributable to increases in operating expenses and no revenues as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2015 our working capital amounted to $(61,725), a decrease of $369,607 as compared to a working capital of $307,882 as of December 31, 2014. This decrease is primarily a result of a decrease in cash due to research and development. Working capital included primarily cash of $32,939.

Net cash used in operating activities was $355,476 during the six month period ended June 30, 2015 compared to $581 in the six month period ended June 30, 2014. The increase in cash used in operating activities is primarily attributable to an increase in net loss and decrease in prepaid expenses and accruals partially offset by a decrease in accounts receivable.

Net cash provided by financing activities was $150,000 during the six month period ended June 30, 2015 compared $0 in the six month period ended June 30, 2014.

We do not have sufficient resources to effectuate all aspects of our business plan. We expect to incur a minimum of $1,140,000 in expenses during the next twelve months of operations if we continue to pursue our current plans. We estimate that this will be comprised of approximately $840,000 towards development of the Lifelogger Platform, $174,000 towards administrative and executive subcontractors, and marketing expenses will be determined based on our open beta feedback. Additionally, approximately $125,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. We raised $250,000 in September 2014 and $150,000 in May 2015 by issuing shares of our unregistered common stock and sold a $200,000 principal amount promissory note to an unrelated party due. Of this amount, $70,000 was received at closing with the balance is due on September 3, 2015. The principal amount and accrued interest at the rate of 14% per annum is due on the earlier of July 20, 2016 or the date we complete a financing transaction of at least $1,000,000. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity, or enter into a strategic arrangement with a third party to carry out some aspects of our business plan.

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

Going Concern Consideration

We have incurred significant losses since our inception on June 4, 2012. We had a net loss during the six month period ended June 30, 2015 of $612,759 and an accumulated deficit of $802,892 as of June 30, 2015. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year ended December 31, 2014, our auditor included a statement that as a result of our deficit accumulated since our inception at June 4, 2012, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2015, we have no off-balance sheet arrangements that meet such criterion.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Currently, we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2015, the Company issued 120,000 shares of its unregistered common stock, valued at $52,800 in the aggregate, or $0.44 per share, in exchange for consulting services.

In addition, during the three months ended June 30, 2015, the Company issued 348,837 shares of its unregistered common stock, in exchange for $150,000 in cash in the aggregate, or $0.43 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Form S-1 filed on February 1, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed January 6, 2014 (Incorporated by reference to Exhibit 3.3 on Form 8-K filed on February 4, 2014).

3.2	Bylaws (Incorporated by reference to Form S-1 filed on February 1, 2013).

4.1	Subscription Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.1+	Consulting Agreement, C.E.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.2+	Consulting Agreement, C.F.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.3	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.4	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.5	Securities Purchase Agreement dated as of September 24, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.6	Securities Purchase Agreement dated as of December 8, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.7	Securities Purchase Agreement dated as of May 7, 2015 between Lifelogger Technologies Corp. and SSID Limited (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015).

10.8	Securities Purchase Agreement dated as of July 20, 2015 between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOGGER TECHNOLOGIES CORP.

Dated: August 17, 2015	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

