Form 10-Q
period 2015-09-30
Lifelogger Technologies Corp
filed 2015-11-16
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55505

LIFELOGGER TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5523835
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11380 Prosperity Farms Road, Suite 221E, Palm Beach Gardens, Florida	33410
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 1-561-515-6928

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2015
Common Stock, $0.001 par value	82,430,503

LIFELOGGER TECHNOLOGIES CORP.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2015 and 2014

3

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS

Current Assets:
Cash	$142,850	$238,747
Accounts Receivable	-	93,021
Prepaid expenses	3,124	14,246
Deferred financing costs	4,702	-

Total current assets	150,676	346,014

Furniture and Fixtures
Furniture and fixtures	9,578	9,246
Accumulated depreciation	(1,026)	-

Furniture and fixtures, net	8,552	9,246

Total Assets	159,228	355,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	68,293	38,132
Note payable	135,000	-
Note payable, net of unamortized discount of $257,233	16,451	-
Derivative liablity - warrants	133,850	-

Total current liabilities	353,594	38,132

Total liabilities	353,594	38,132

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Preferred stock par value $0.001: 5,000,000 shares authorized; None issued or outstanding	-	-
Common stock par value $0.001: 120,000,000 shares authorized; 82,430,503 and 81,841,666 shares issued and outstanding, respectively	82,431	81,842
Additional paid-in capital	814,652	477,535
Accumulated deficit	(1,091,449)	(242,249)

Total stockholders’ equity (deficit)	(194,366)	317,128

Total Liabilities and Stockholders’ Equity (Deficit)	159,228	355,260

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$92,000	$-	$272,000

Cost of revenue
Production costs	-	39,000	-	89,000
Officers	-	5,033	-	14,458
Total cost of revenue	-	44,033	-	103,458

Gross margin	-	47,967	-	168,542

Operating Expenses:
Research and development	116,629	-	367,856	-
Advertising and promotions	817	711	10,830	32,976
Consulting -related parties	34,114	28,517	169,727	81,927
Consulting - other	37,769	14,320	189,450	40,520
General and administrative	63,725	22,190	127,950	79,442

Total operating expenses	253,054	65,738	865,813	234,865

Loss from operations	(253,054)	(17,771)	(865,813)	(66,323)

Other income and (expenses)
Change in fair value of derivatives	35,420	-	35,420	0
Interest expense	(18,807)	-	(18,807)	0

Total other income	16,613	-	16,613	-

Net loss before income tax provision	(236,441)	(17,771)	(849,200)	(66,323)

Income tax provision	-	456	-	456

Net Loss	$(236,441)	$(18,227)	$(849,200)	$(66,779)

Net Loss Per Common Share:
- Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	83,590,543	81,000,000	83,041,927	81,000,000

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

			Additional		Total
	Common stock par value $0.001		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2013	81,000,000	$81,000	$(26,623)	$(56,366)	$(1,989)

Common stock issued for cash, at $0.60 per share	841,666	842	504,158		505,000

Net loss				(185,883)	(185,883)

Balance, December 31, 2014	81,841,666	$81,842	$477,535	$(242,249)	$317,128

Common stock issued for services	240,000	240	106,736		106,976
Common stock issued for cash, at $0.43 per share	348,837	349	149,651		150,000
Beneficial conversion feature of convertible debt issued			80,730		80,730

Net loss				(849,200)	(849,200)

Balance September 30, 2015	82,430,503	$82,431	$814,652	$(1,091,449)	$(194,366)

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended
	September 30, 2015	September 30, 2014
Operating Activities:
Net loss	$(849,200)	$(66,779)
Depreciation expenses	1,026	-
Shares issued for consulting services	106,976	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	93,021	(15,000)
Prepaid expenses	11,122	(1,767)
Accounts payable and accrued expenses	30,161	80,505
Accrued compensation - officers	-	1,333
Interest expense recognized through accretion of discount on debt	16,451	-
Interest expense recognized through amortization of deferred financing costs	298	-
Change in fair value of derivative liabilities	(35,420)	-

Net Cash Used in Operating Activities	(625,565)	(1,708)

Investing Activities:
Purchase of Fixed Assets	(332)	-

Net Cash Used in Investing Activities	(332)	-
Financing Activities:
Proceeds from issuance of common stock	150,000	250,000
Proceeds from note payable	380,000	-

Net Cash Provided by Financing Activities	530,000	250,000

Net Change in Cash	(95,897)	248,292

Cash - Beginning of Reporting Period	238,747	255

Cash - End of Reporting Period	$142,850	$248,747

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Income Tax Paid	$-	$-

Non Cash Financing and Investing Activities:
Forgiveness of debt from former stockholder and officer - accrued compensation	$-	$-
Forgiveness of debt from former stockholder and officer - advances from stockholder	$-	$-

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 - organization and operations

Lifelogger Technologies Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 4, 2012 under the name Snap Online Marketing Inc. The Company changed its name effective as of January 31, 2014 and is engaged in the development and commercialization of a lifelogging camera and lifelogging-focused software tools that involve the process of collecting, organizing, perusing and sharing personal data.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into Six (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The Six (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Valuation of Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date. The change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note.

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

There was no allowance for doubtful accounts at September 30, 2015 or December 31, 2014.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2015 or December 31, 2014.

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs” ) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements” ) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260-10-55-23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive shares outstanding for the reporting year ended September 30, 2015 or 2014.

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

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.	Contracts with customers - including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.	Significant judgments and changes in judgments - determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation-Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

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

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted and the Company has elected to implement the guidance in its quarter ended September 30, 2014.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

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

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815) : Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) : Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) -Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

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

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) .

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Note Payable

On July 20, 2015 the Company entered into a securities purchase agreement (the “SPA”) with Glamis Capital SA (“Glamis”), whereby Glamis agreed to invest $200,000 (the “Purchase Price”) in our Company in exchange for the Note (as defined below). Pursuant to the SPA, we issued a promissory note to Glamis on July 20, 2015 (the “Issuance Date”) in the original principal amount of $200,000.00, which bears interest at 10% per annum (the “Note”).

The Purchase Price for the Note was paid as follows: (1) $70,000 on the Issuance Date and $65,000 on August 24, 2015. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable one year from the respective funding date (each a “Maturity Date”). Any amount of principal or interest that is due under the Note, which is not paid by the respective Maturity Date, will bear interest at 14% per annum until it is paid. The Note can be prepaid by the Company at any time while the Note is outstanding. In the event that the Company closes a future financing of at least $1,000,000 while the Note is outstanding, the Company would become obligated to pay all amounts outstanding under the Note within a reasonable time after such closing. The SPA and Note were amended on November 12, 2015. See Note 10- Subsequent Events.

Note 5 – Derivative Liability

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option.

The following table summarizes the warrant liabilities derivative activity for the period ending September 30, 2015:

Description	Warrant Liabilities
Fair value at June 30, 2015	$-
Change due to Issuances	169,270
Change due to Exercise/Conversion	-
Change in Fair Value	(35,420)
Fair value at September 30, 2015	$133,850

For the period ended September 30, 2015, net derivative income was $35,420.

The lattice methodology was used to value the warrants issued, with the following assumptions.

Assumptions	September 30, 2015
Dividend yield	0.00%
Risk-free rate for term	1.37%
Volatility	106.4%
Maturity dates	4.9 years
Stock Price	0.2125

During the period ending September 30, 2015, the Company issued 850,000 warrants to an investor as part of their Securities Purchase Agreement in which the investor acquired a Convertible Note. The warrants have an exercise price of $0.2625 and a five year term. The warrants are treated as derivative liabilities since the holder has anti-dilution protections that will re-price the warrant upon the issuance of lower priced equity linked instruments by the Company for the period of 180 days after issuance. The fair value of the derivative liability related to these warrants at issuance was valued at $169,270 was expensed booked as a debt discount to the Convertible Note and booked as a derivative liability on the balance sheet.

Note 6 – Convertible Debt

Old Main Capital, LLC:

On September 14, 2015 (the “Issuance Date”), Lifelogger Technologies Corp. (“we,” “us,” “our,” or “Company”) closed on the transactions contemplated by the securities purchase agreement (the “SPA”) with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to invest $450,000.00 (the “Purchase Price”) in our Company in exchange for the Note (as defined below) and Warrants (as defined below). Pursuant to the SPA, we issued a promissory note to Old Main, in the original principal amount of $473,864 with original issue discount of $23,864, which bears interest at 10% per annum (the “Note”). The Purchase Price will be paid as follows: (1) $250,000.00 paid in cash to us on the Issuance Date, (2) the remaining $200,000.00 within 30 days after the Issuance Date. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable on September 8, 2016 (the “Maturity Date”). Any amount of principal or interest that is due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid.

Beginning 6 months after the Issuance Date, we are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the Note is on longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in our common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $25,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and we decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on September 8, 2015, or (ii) 70% of the average of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment. Additionally, Old Main has the right at any time to convert amounts owed under the Note into Common Stock at the closing price of the Common Stock on September 8, 2015. If an event of default under the Note occurs, Old Main has the right to convert amounts owed under the Note into Common Stock at 52% multiplied by the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the applicable conversion date.

The Note can be prepaid by us at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within 10 business days, Old Main has the option to require our redemption of the Note in cash at a redemption price of 130% multiplied by the outstanding principal and interest of the Note. The Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

In conjunction with the issuance of the Note, we simultaneously issued 850,000 common stock purchase warrants to Old Main (the “Warrants”). The Warrants may be exercised by Old Main at any time in the 5 year period following the issuance. The exercise price for each share of the Common Stock is equal to the closing price of the Common Stock on September 8, 2015.

Following is an analysis of convertible debt due Old Main Capital at September 30, 2015:

September 30, 2015
Contractual balance	$273,684
Less unamortized discount	(257,223)

Convertible debt	$16,451

This note is contain a beneficial conversion feature. The Company recorded a debt discount based on the original issue discount, the derivative warrant issued, and the beneficial conversion feature in the note discount ($273,684 at issuance). The debt discount is being amortized over the term of the convertible debt.

Note 7 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director

Indra Dosanjh	Chief Product Officer of the Company

Consulting services from Officer

Consulting services provided by the officer for the period from the Nine months ended September 30, 2015 and 2014 were as follows:

	For the Nine months Ended September 30, 2015	For the Nine months Ended September 30, 2014

President, Chief Executive Officer, Chief Financial Officer	$94,727	$96,385	*

Chief Product Officer	75,000	-
	$169,727	$96,385

*During the nine month period ended September 30, 2015 and 2014, $0 and $9,425 of these consulting services was recognized in cost of revenues, respectively.

Note 8 - Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2015, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one — Quoted market prices in active markets for identical assets or liabilities;

Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s derivative liability is measured at fair value on a recurring basis. The Company classifies the fair value of these convertible notes and warrants derivative liability under level three. The Company’s settlement payable is measured at fair value on a recurring basis based on the most recent settlement offer. The Company classifies the fair value of the settlement payable under level three. The Company’s rescission liability is measured at fair value on a recurring basis based on the most recent stock price. The Company classifies the fair value of the rescission liability under level one.

Based on ASC Topic 815 and related guidance, the Company concluded the common stock purchase warrants are required to be accounted for as derivatives as of the issue date due to a reset feature on the exercise price. At the date of issuance warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

The following table presents liabilities that are measured and recognized at fair value as of September 30, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	133,850	$35,420
Fair Value at September 30, 2015	$-	$-	133,850	$35,420

Note 9 - Stockholders’ Equity (Deficit)

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

On January 28, 2015, the Company entered into a consulting agreement (“Consulting Agreement”) with a third party (the “Consultant”) for software development consulting services. Pursuant to the Consulting Agreement, the Consultant agrees to provide consulting services for Nine months in exchange for 40,000 shares of common stock of the Company per month.

For the Nine months ended September 30, 2015 the Company recorded $106,976, which were valued at the close price of the Company’s common stock on the last day of each month for each 40,000 shares issued or 240,000 shares in aggregate issued to the Consultant.

Note 10 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were some reportable subsequent event(s) to be disclosed as follows:

On November 12, 2015, the Company amended the SPA it entered into with Glamis to limit the amount Glamis is obligated to advance to the Company under the Glamis Note to $135,000 and amend the Note to reflect a principal balance of $135,000 after giving effect to an August 24, 2015 payment by Glamis to the Company of $65,000 under the Note. No further advances will be made by Glamis to the Company under the Note.

On November 10, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Pixorial, Inc. (the “Seller”), pursuant to which the Company agreed to purchase, and the Seller agreed to sell, Pixorial’s assets (the “Pixorial Asset Acquisition”), which are comprised of source code, software, trade secrets, processes, ideas, know-how, improvements, discoveries, developments, designs, techniques and contract rights related to the Pixorial app, including but not limited to contract rights related to the Pixorial app for inclusion on the Apple store and the Google Play store. Pixorial’s software offers online user-friendly tools and applications to access, download, edit, tag, process, store, organize and share videos, photos and music from any device, services which we plan to integrate with our existing software.

Under the terms of the Asset Purchase Agreement, the Company agreed to issue 3,200,000 shares of its unregistered common stock to the existing shareholders and certain creditors of Pixorial, and, pending the closing, to enter into a consulting agreement with Andres Espineira (the “Espineira Consulting Agreement”), Pixorial’s founder and Chief Executive Officer, the duration of which will be 40 months from the date of the Asset Purchase Agreement. Under the terms of the Espineira Consulting Agreement, Mr. Espineira will be responsible for leading the integration team that will be engaged in the development of the enhancements to the Company’s existing life-logging software tools by incorporating the tools developed by Pixorial. The Espineira Consulting Agreement provides for the Company’s payment to him of $8,000 per month and awards him stock options to acquire 6,000,000 shares of the Company’s common stock exercisable at the market price of the common stock as of October 31, 2015, one-third the number of which may be sold beginning as of each of the first three anniversaries of November 1, 2015. The shares to be issued to Pixorial’s shareholders will also be subject to a lock-up agreement whereby one-third the number received by each may be sold beginning as of each of the first three anniversaries of the closing of the Pixorial Asset Acquistion.

Additionally, under the terms of the Asset Purchase Agreement, the Company and Pixorial have entered into a licensing agreement effective as of November 1, 2015 (the “Pixorial License Agreement”) whereby the Company has licensed the exclusive use of certain of Pixorial’s software, source code, software, trade secrets, processes, ideas, know-how, improvements, discoveries, developments, designs, techniques and contract rights related to the Licensor’s Pixorial app (the “Pixorial Software”). The duration of the Pixorial License Agreement is the earlier of twelve months or the closing of the transactions under the Asset Purchase Agreement.

Consummation of the Pixorial Asset Acquisition is subject to certain conditions and is expected to be closed no later than March 31, 2016.

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

Recent Developments

On November 10, 2015 we entered into an Asset Purchase Agreement with Pixorial to acquire its software source code, software, trade secrets, processes, ideas, know-how, improvements, discoveries, developments, designs, techniques and contract rights related to the Pixorial app including contract rights related to the Pixorial app for inclusion on the Apple store and the Google Play store. Pixorial’s software offers online user-friendly tools and applications to access, download, edit, tag, process, store, organize and share videos, photos and music from any device, services. Pending completion of the acquisition of the Pixorial assets which is planned to close by March 31, 2016, we entered into a license agreement with Pixorial to allow us to begin integrating the Pixorial software with our lifelogging platform which we are continuing to develop. We agreed to issue 3,200,000 million shares of our unregistered common stock to the shareholders and certain creditors of Pixorial. The shares will be subject to a lock-up whereby 1/3 of the shares will be released on each anniversary after the closing, In addition, we hired Andres Espineira, Pixorial’s Founder and Chief Executive Officer to act as a consultant to our company to lead the software integration effort. The closing is subject to certain closing conditions which includes Pixorial shareholder and creditor consent, and certain other customary conditions in transactions of this type.

The Company

We are a lifelogging software company engaged in the development and commercialization of innovative lifelogging solutions enabling the recording, secure online storage, organizing, retrieving, appreciation and selective sharing of personal information, data, photos, videos and other activities with friends and the public at large. We have two products under development, a proprietary cloud-based software solution which we plan to integrate with the Pixorial software and a true point-of-view (POV) wearable video camera.

Our Core Business

Lifelogging is a powerful new way of journaling or ‘self-chronicling’ one’s life. Mainstream lifelogging emerged in recent years in consumer markets as a novel use of wearable electronic devices like camera-toting wearables. Modern lifelogging automates and integrates the technology-based recording, collecting, organizing, retrieval, appreciating and selective sharing of autobiographical documents and data. Lifelogging involves wearing an auto-chronicling wearable device that is capable of recording pictures, videos, audio, vital signs, health data, environmental data etc. Lifeloggers do this to document, chronicle, track, and monitor their daily activities, health and other personal information.

Our lifelogging business is comprised of the continued development and commercialization of state-of-the-art lifelogging-focused software tools we refer to as the “Lifelogger Platform”. In addition to our plans to sell the Lifelogger wearable video camera, we intend to separately market and commercially exploit our Lifelogger Platform in a variety of formats including iOS and Android applications and to third parties on a “white-label” license basis. Our planned revenue model for our cloud based software platform includes App support for third party cameras and lifelogging devices, monthly subscription for advanced software features and a monthly subscription for hosting and data storage. On August 12, 2015 we launched a beta Android and iOS version of our Lifelogger Platform apps on Google Play Store and Apple iTunes for exclusive testing by the 7,224 private beta users who recently signed up for testing on our website. The core features available, through the use of our mobile apps, for this release include: uploading of videos to the cloud with geo coordinates; playback with an interactive map; live streaming to any device; automatic face detection; face tagging and in-line video tags. Additionally, users will have the ability to search for videos beyond the basic title and description, including location, face or in-line video tags.

Following completion of our private beta testing, our next milestone will be the release of the Lifelogging Platform as Open Beta which will be an upgraded version of our platform that will include new additional features which we plan to release by the end of this year. Users who wish to participate in beta testing may request an invite to our Open Beta testing program through our website at www.lifelogger.com.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2015 and 2014. For comparative purposes, we are comparing the three months ended September 30, 2015 to the three months ended September 30, 2014, as well as the nine months ended September 30, 2015 to the nine months ended September 30, 2014. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this quarterly report.

Revenue

Total revenue was $0 and $92,000 for the three month periods ended September 30, 2015 and September 30, 2014, respectively, and $0 and $272,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The decrease in total revenue is a result of the completion of conceptual design work performed under a contract with a customer performed in the prior periods. We will evaluate future potential revenues from our apps after our planned launch in the fourth quarter of 2015.

Our cost of revenue for the three month period ended September 30, 2015 decreased by $44,033 compared to the three month period ended September 30, 2014, and our cost of revenue for the nine month period ended September 30, 2015 decreased by $103,458 compared to the nine month period ended September 30, 2014. Such decrease is due to the fact that we did not perform any design work for customers in the current periods. Our gross margins decreased 0% as we had no revenues or expenses associated with revenue producing activities for the three month periods ended September 30, 2015 and September 30, 2014, and nine month periods ended September 30, 2015 and September 30, 2014.

We are not able to predict what our expected gross profits will be in remaining periods in fiscal 2015 as we have not established a sales price for our Lifelogger wearable video camera or the Lifelogger Platform, nor do we have definitive production or operating costs.

Total operating expenses were $253,054 and $65,738 for the three months ended September 30, 2015 and September 30, 2014, respectively and $865,813 and $234,865 for the nine months ended September 30, 2015 and September 30, 2014 respectively. This is primarily attributable to an increase in research and development, professional, advertising, promotion expenses and consulting fees, as well as other general operating expenses. We expect increases in our operating expenses as we ramp up our lifelogging wearable sales and Lifelogger Platform operations.

The net loss was $236,441 and $17,771 for the three months ended September 30, 2015 and September 30, 2014, respectively and $849,200 and $66,779 for the nine months ended September 30, 2015 and September 30, 2014, respectively. This is primarily attributable to increases in operating expenses and no revenues as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2015, our working capital amounted to $(194,366), decrease of $510,800 as compared to a working capital of $317,128 as of December 31, 2014. This decrease is primarily a result of a decrease in cash due to Research and Development and Note Payable the Company obtained which has a derivative component. Working capital included primarily Cash of $142,850, Note Payable of $135,000 and Derivative Liablity-Warrants of $133,850.

Net cash used in operating activities was $625,565 during the nine month period ended September 30, 2015 compared to $1,708 in the nine month period ended September 30, 2014. The increase in cash used in operating activities is primarily attributable to an increase in net loss and partially offset by a decrease in accounts receivable, shares issued for consulting services and decrease in accruals.

Net cash used in investing activities was $332 during the nine month period ended  September 30, 2015 compared to $0 in the nine month period ended September 30, 2014.

Net cash provided by financing activities was $530,000 during the nine month period ended September 30, 2015 compared $250,000 in the nine month period ended September 30, 2014.

We do not have sufficient resources to effectuate all aspects of our business plan. We expect to incur a minimum of $1,140,000 in expenses during the next twelve months of operations if we continue to pursue our current plans. We estimate that this will be comprised of approximately $840,000 towards development of the Lifelogger Platform, $174,000 towards administrative and executive subcontractors, and marketing expenses will be determined based on our open beta feedback. Additionally, approximately $125,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity, or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. Other than the agreements discussed below, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Recent Financing Transactions

We raised $250,000 in September 2014 and $150,000 in May 2015 by issuing shares of our unregistered common stock and sold a $200,000 principal amount promissory note to an unrelated party due. Of this amount, $135,000 was advanced as of September 30, 2015. The principal amount and accrued interest at the rate of 10% per annum is due on the earlier of July 20, 2016 or the date we complete a financing transaction of at least $1,000,000. On November 12, 2015 we entered into an agreement with the holder of this note to limit the amount the lender is obligated to advance to us to $135,000 and amend the promissory note to reflect a principal balance of $135,000 after giving effect to the advances made as of September 30, 2015. No further advances will be made under this promissory note.

We sold a $473,864 principal amount promissory note to an unrelated party in September 2015, and the entire purchase price of $450,000 has been received by us.

Going Concern Consideration

We have incurred significant losses since our inception on June 4, 2012. We had a net loss from operation during the nine month period ended September 30, 2015 of $865,813 and an accumulated deficit of $1,091,449 as of September 30, 2015. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2015, we have no off-balance sheet arrangements that meet such criterion.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the Six months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Currently, we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2015, the Company issued 40,000 shares of its unregistered common stock, valued at $14,176 in the aggregate, or $0.35 per share, in exchange for consulting services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Form S-1 filed on February 1, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed January 6, 2014 (Incorporated by reference to Exhibit 3.3 on Form 8-K filed on February 4, 2014).

3.2	Bylaws (Incorporated by reference to Form S-1 filed on February 1, 2013).

4.1	Subscription Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

4.3	Promissory Note dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.4	Common Stock Purchase Warrant dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.1+	Consulting Agreement, C.E.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.2+	Consulting Agreement, C.F.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.3	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.4	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.5	Securities Purchase Agreement dated as of September 24, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.6	Securities Purchase Agreement dated as of December 8, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.7	Securities Purchase Agreement dated as of May 7, 2015 between Lifelogger Technologies Corp. and SSID Limited (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015).

10.8

Securities Purchase Agreement dated as of July 20, 2015 between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.9

Securities Purchase Agreement dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.10

Asset Purchase Agreement dated November 10, 2015 entered into among Lifelogger Technologies, Inc., Pixorial, Inc. and Andres Espineira (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.11

Consulting Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

8

10.12

Stock Option Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.13

Amendment dated November 12, 2015 to Promissory Note and Securities Purchase Agreement dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

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

LIFELOGGER TECHNOLOGIES CORP.

Dated: November 16, 2015	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

10