Form 10-Q/A
period 2015-09-30
Lifelogger Technologies Corp
filed 2016-03-16
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 15, 2016
Common Stock, $0.001 par value	84,867,084

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A (the “Amended Filing”) to amend and restate in its entirety Part I of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as originally filed with the Securities and Exchange Commission on November 16, 2015 (the “Original Filing”). This Amended Filing includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by our principal executive officer and principal financial officer, as required by Rule 12b-15.

During the closing process for our December 31, 2015 Annual Report on Form 10-K, accounting errors were discovered that required restatement of amounts previously reported, related to a note payable that was determined to contain a derivative component that was not reported as such at September 30, 2015. This error resulted in changes in paid in capital, interest expense, and derivative liabilities – notes. The interest on this note was also under accrued, resulting in an increase in interest expense and accrued liabilities. We detected an allocation error of consulting fees between consulting – related parties and consulting – other, this error did not change the net loss for the period. As a result of correcting these errors, our net loss increased by $17,821 for the three months ended September 30, 2015 and the nine months ended September 30, 2015. We have also reclassified certain amounts to conform to our current period presentation.

Except as set forth above, no other information in the Original Filing is amended hereby. This Amended Filing speaks as of the date of the Original Filing and does not reflect any other events occurring after the date of the Original Filing.

LIFELOGGER TECHNOLOGIES CORP.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2015 and 2014

3

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Restated)
	(Unaudited)

ASSETS

Current Assets:
Cash	$142,850	$238,747
Accounts Receivable	-	93,021
Prepaid expenses	3,124	14,246
Deferred financing costs	4,702	-

Total current assets	150,676	346,014

Furniture and Fixtures
Furniture and fixtures	9,578	9,246
Accumulated depreciation	(1,026)	-

Furniture and fixtures, net	8,552	9,246

Total Assets	159,228	355,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	91,977	38,132
Note payable	135,000	-
Note payable, net of unamortized discount of $257,233	16,451	-
Derivative liablity - notes	74,867
Derivative liablity - warrants	133,850	-

Total current liabilities	452,145	38,132

Total liabilities	452,145	38,132

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Preferred stock par value $0.001: 5,000,000 shares authorized; None issued or outstanding	-	-
Common stock par value $0.001: 120,000,000 shares authorized; 82,430,503 and 81,841,666 shares issued and outstanding, respectively	82,431	81,842
Additional paid-in capital	733,922	477,535
Accumulated deficit	(1,109,270)	(242,249)

Total stockholders’ equity (deficit)	(292,917)	317,128

Total Liabilities and Stockholders’ Equity (Deficit)	159,228	355,260

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$92,000	$-	$272,000

Cost of revenue
Production costs	-	39,000	-	89,000
Officers	-	5,033	-	14,458
Total cost of revenue	-	44,033	-	103,458

Gross margin	-	47,967	-	168,542

Operating Expenses:
Research and development	116,629	-	367,856	-
Advertising and promotions	817	711	10,830	32,976
Consulting -related parties	26,614	28,517	162,227	81,927
Consulting - other	45,269	14,320	196,950	40,520
General and administrative	63,725	22,190	127,950	79,442

Total operating expenses	253,054	65,738	865,813	234,865

Loss from operations	(253,054)	(17,771)	(865,813)	(66,323)

Other income and (expenses)
Change in fair value of derivatives	53,212	-	53,212	0
Interest expense	(54,420)	-	(54,420)	0

Total other income	(1,208)	-	(1,208)	-

Net loss before income tax provision	(254,262)	(17,771)	(867,021)	(66,323)

Income tax provision	-	456	-	456

Net Loss	$(254,262)	$(18,227)	$(867,021)	$(66,779)

Net Loss Per Common Share:
- Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	83,590,543	81,000,000	83,041,927	81,000,000

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

			Additional		Total
	Common stock par value $0.001		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Equity (Deficit)
			(Restated)	(Restated)	(Restated

Balance, December 31, 2013	81,000,000	$81,000	$(26,623)	$(56,366)	$(1,989)

Common stock issued for cash, at $0.60 per share	841,666	842	504,158		505,000

Net loss				(185,883)	(185,883)

Balance, December 31, 2014	81,841,666	$81,842	$477,535	$(242,249)	$317,128

Common stock issued for services	240,000	240	106,736		106,976
Common stock issued for cash, at $0.43 per share	348,837	349	149,651		150,000

Net loss				(867,021)	(867,021)

Balance September 30, 2015	82,430,503	$82,431	$733,922	$(1,109,270)	$(292,917)

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended
	September 30, 2015	September 30, 2014
	(Restated)
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(867,021)	$(66,779)
Depreciation expenses	1,026	-
Shares issued for consulting services	106,976	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	93,021	(15,000)
Prepaid expenses	11,122	(1,767)
Accounts payable and accrued expenses	53,845	80,505
Accrued compensation - officers	-	1,333
Interest expense recognized through accretion of discount on debt	28,380	-
Interest expense recognized through amortization of deferred financing costs	298	-
Change in fair value of derivative liabilities	(53,212)	-

Net Cash Provided by (Used in) Operating Activities	(625,565)	(1,708)

Investing Activities:
Purchase of Fixed Assets	(332)	-

Net Cash Provided by Financing Activities	(332)	-
Financing Activities:
Proceeds from issuance of common stock	150,000	250,000
Proceeds from note payable	380,000	-

Net Cash Provided by Financing Activities	530,000	250,000

Net Change in Cash	(95,897)	248,292

Cash - Beginning of Reporting Period	238,747	255

Cash - End of Reporting Period	$142,850	$248,547

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-

Income Tax Paid	$-	$-

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2015 and 2014

Notes to the Financial Statements

(Amended)

(Unaudited)

Note 1 - organization and operations

Lifelogger Technologies Corp. (“we,” “us,” “our,” or the “Company”) was incorporated under the laws of the State of Nevada on June 4, 2012 under the name Snap Online Marketing Inc. The Company changed its name effective as of January 31, 2014 and is engaged in the development and commercialization of a lifelogging camera and lifelogging-focused software tools that involve the process of collecting, organizing, perusing and sharing personal data.

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

Fair Value of Financial Instruments

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.

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

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

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

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

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

Note 5 – Derivatives Liability

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

The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instrument.

The following table summarizes the warrant liabilities derivative activity for the period ending September 30, 2015:

Description	Warrant Liabilities
Fair value at June 30, 2015	$-
Change due to Issuances	261,929
Change due to Exercise/Conversion	-
Change in Fair Value	(53,212)
Fair value at September 30, 2015	$208,717

For the period ended September 30, 2015, net derivative income was $53,212.

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	September 30, 2015
Dividend yield	0.00%
Risk-free rate for term	0.33-1.37%
Volatility	106.4-145.3%
Maturity dates	.94-4.9 years
Stock Price	0.2125

During the period ending September 30, 2015, the Company issued 850,000 warrants to an investor as part of their Securities Purchase Agreement in which the investor acquired a Convertible Note. The warrants have an exercise price of $0.2625 and a five-year term. The warrants are treated as derivative liabilities since the holder has anti-dilution protections that will re-price the warrant upon the issuance of lower priced equity linked instruments by the Company for the period of 180 days after issuance. The fair value of the derivative liability related to these warrants at issuance was valued at $169,270 and was booked as a debt discount to the Convertible Note and booked as a derivative liability on the balance sheet. The embedded conversion feature of the Convertible Note is treated as a derivative liability since the conversion price is reset upon a fundamental transaction event. The fair value of the derivative liability related to the embedded conversion feature was valued at $92,659 and was booked as a debt discount (up to the amount of the note, with the excess expensed as interest expense).

Note 6 – Convertible Debt

Old Main Capital, LLC:

On September 14, 2015 (the “Issuance Date”), we closed on the transactions contemplated by the securities purchase agreement (the “SPA”) with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to invest $450,000.00 (the “Purchase Price”) in our Company in exchange for the Note (as defined below) and Warrants (as defined below). Pursuant to the SPA, we issued a promissory note to Old Main, in the original principal amount of $473,864.00, which bears interest at 10% per annum (the “Note”). The Purchase Price will be paid as follows: (1) $250,000.00 paid in cash to us on the Issuance Date, (2) the remaining $200,000.00 within 30 days after the Issuance Date. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable on September 8, 2016 (the “Maturity Date”). Any amount of principal or interest that is due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid.

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

In conjunction with the issuance of the Note, we simultaneously issued 850,000 common stock purchase warrants to Old Main (the “Warrants”). The Warrants may be exercised by Old Main at any time in the 5-year period following the issuance. The exercise price for each share of the Common Stock is equal to the closing price of the Common Stock on September 8, 2015.

Following is an analysis of convertible debt due Old Main Capital at September 30, 2015:

September 30, 2015
Contractual balance	$273,685
Less unamortized discount	(257,234)

Convertible debt	$16,451

This note is a derivative because it contains an embedded conversion feature that resets the conversion price upon a fundamental transaction event. The Company recorded a debt discount based on the original issue discount, the embedded derivative, and the derivative warrant issued ($273,684 at issuance). The debt discount is being amortized over the term of the convertible debt.

Note 7 - Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2015, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value as of September 30, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$208,717	$53,212
Fair Value at September 30, 2015	$-	$-	$208,717	$53,212

Note 8 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director

Indra Dosanjh	Chief Product Officer of the Company

Consulting services from Officer

Consulting services provided by the officer for the period from the Nine months ended September 30, 2015 and 2014 were as follows:

	For the Nine months Ended September 30, 2015	For the Nine months Ended September 30, 2014
	(Restated)
President, Chief Executive Officer and Chief Financial Officer	$94,727	$96,385	*

Chief Product Officer	67,500	-
	$169,727	$96,385

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

Under the terms of the Asset Purchase Agreement, the Company agreed to issue 3,200,000 shares of its unregistered common stock to the existing shareholders and certain creditors of Pixorial, and, pending the closing, to enter into a consulting agreement with Andres Espineira (the “Espineira Consulting Agreement”), Pixorial’s founder and Chief Executive Officer, the duration of which will be 40 months from the date of the Asset Purchase Agreement. Under the terms of the Espineira Consulting Agreement, Mr. Espineira will be responsible for leading the integration team that will be engaged in the development of the enhancements to the Company’s existing life-logging software tools by incorporating the tools developed by Pixorial. The Espineira Consulting Agreement provides for the Company’s payment to him of $8,000 per month and awards him stock options to acquire 6,000,000 shares of the Company’s common stock exercisable at the market price of the common stock as of October 31, 2015, one-third the number of which may be sold beginning as of each of the first three anniversaries of November 1, 2015. The shares to be issued to Pixorial’s shareholders will also be subject to a lock-up agreement whereby one-third the number received by each may be sold beginning as of each of the first three anniversaries of the closing of the Pixorial Asset Acquisition.

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

On March 1, 2016 the Company finalized a settlement of debt owed to Glamis Capital SA through a conversion of the debt into common stock of the Company. The total debt of $135,000 plus accrued and unpaid interest of $7,403 for a total of $142,403 was converted into 1,808,288 shares of common stock, par value $0.001, based on an average of the previous 20 days’ close price of the common stock of the Company, discounted by 25% for a price of $0.074875 per share.

Amendment to Convertible Promissory Note

On March 9, 2016 the Company entered into an amendment to the Convertible Promissory Note it issued to Old Main Capital, LLC (“Old Main”) on September 8, 2015 (the “Convertible Note Amendment”). Under the terms of the Convertible Note Amendment, we revised the note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. We also revised the conversion price to mean the lesser of (a) the closing price of our common stock on September 8, 2015 or (b) 60% of the lowest traded price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date.

Securities Purchase Agreement and Convertible Note Issued to Old Main Capital, LLC

On March 9, 2016 (the “Issuance Date”) we closed on the transaction contemplated by the securities purchase agreement (the “SPA”) we entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $296,153 for $269,500, net of an original issuance discount of $26,653 (the “Purchase Price”). The Note bears interest at the rate of 10% per annum. The Purchase Price will be paid as follows: (i) $84,500 was paid in cash to us on March 12, 2016 (ii) $100,000 within 30 days after the after the first payment and (iii) $85,000 within 30 days of the second payment. The principal from each funding date and the accrued and unpaid interest relating to that principal amount is due and payable on March 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below.

Beginning 6 months after the Issuance Date, we are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the Note is no longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in our common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $30,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and we decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on March 9, 2016, or (ii) 70% of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment.

The Note can be prepaid by us at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date”), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment”), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of our common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000.00 of value under the Note or (ii) 1/24th of the total outstanding amount under this Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties.

Equity Line of Credit

On March 9, 2016, we issued an 8% convertible promissory note in the principal amount of $250,000 to Old Main as a commitment fee for entering into a term sheet whereby Old Main agreed to provide us with up to $5,000,000 in financing over a 24 month period through the purchase of our common stock. The proposed equity line will be subject to certain conditions, including, but not limited to, our filing of a Registration Statement covering the resale of the securities issued to Old Main and our continued compliance with the disclosure requirements under the Securities Exchange Act of 1934, as amended. Old Main’s commitment to provide funding under the equity line of credit is subject to us entering into a definitive and binding agreement related to the proposed equity line of credit.

The terms and conditions of the $250,000 note are substantially identical to the $269,500 note discussed above except the interest rate which is 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of six months is deemed earned as of the date the note was issued. All interest payments will be payable in cash, or subject to certain equity conditions in cash or common stock in the Company’s discretion. Accrued and unpaid interest shall be due on payable on each conversion date and on the date the note matures, or as otherwise provided for in the note.

Beginning six months after the date of the note, the Company is required to begin to make bi-weekly amortization payments (for the avoidance of doubt, bi-weekly shall mean every two weeks), in cash to Old Main until the note is repaid in full. Each bi-weekly payment shall consist of at least 1/12th of the total outstanding amount under the note as of the amortization payment date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period pursuant to this paragraph), and any applicable penalties. The Company may make a bi-weekly payment to Old Main in the Company’s common stock, in the event that the equity conditions provided for in the note are satisfied. The maturity date of the note in March 9, 2017.

Note 11 – Restatements

Three and nine months ended September 30, 2015

During the closing process for our December 31, 2015 Annual Report on Form 10-K, accounting errors were discovered that required restatement of amounts previously reported, related to a note payable that was determined to contain a derivative component that was not reported as such at September 30, 2015. This error resulted in changes in paid in capital, interest expense, and derivative liabilities – notes. The interest on this note was also under accrued, resulting in an increase in interest expense and accrued liabilities. We detected an allocation error of consulting fees between consulting – related parties and consulting – other, this error did not change the net loss for the period. As a result of correcting these errors, our net loss increased by $17,821 for the three months ended September 30, 2015 and the nine months ended September 30, 2015. We have also reclassified certain amounts to conform to our current period presentation.

BALANCE SHEETS

	September 30, 2015
	Originally
	Stated	Adjustments	Notes	Restated

ASSETS

Current Assets:
Cash	$142,850			$142,850
Accounts Receivable	-			-
Prepaid expenses	3,124			3,124
Deferred financing costs	4,702			4,702
				-
Total current assets	150,676	-		150,676
				-
Furniture and Fixtures
Furniture and fixtures	9,578			9,578
Accumulated depreciation	(1,026)			(1,026)
				-
Furniture and fixtures, net	8,552	-		8,552
				-
Total Assets	159,228	-		159,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	68,293	23,684	a	91,977
Note payable	135,000			135,000
Note payable, net of unamortized discount of $257,233	16,451			16,451
Derivative liablity - notes	-	92,659-17,792	b&c	74,867
Derivative liablity - warrants	133,850			133,850

Total current liabilities	353,594	98,551		452,145

Total liabilities	353,594	98,551		452,145

Commitments and Contingencies

Stockholders’ Deficit:

Preferred stock par value $0.001: 5,000,000 shares authorized; None issued or outstanding	-	-		-
Common stock par value $0.001: 120,000,000 shares authorized; 82,430,503 and 81,841,666 shares issued and outstanding, respectively	82,431			82,431
Additional paid-in capital	814,652	(80,730)	c	733,922
Accumulated deficit	(1,091,449)	(17,821)		(1,109,270)

Total stockholders’ deficit	(194,366)	(98,551)		(292,917)

Total Liabilities and Stockholders’ Deficit	159,228	-		159,228

Notes:

a) Correct issuance of convertible note for derivative component

b) Accrue guaranteed six month of interest on Convertible note

c) Mark-to-market convertible notes

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	For the Three Months				For the Nine Months
	Ended September 30, 2015				Ended September 30, 2015
	Originally				Originally
	(Unaudited)	Adjustments	Notes	Restated	Stated	Adjustments	Restated

Revenue	$-			$-	$-	$-	$-

Cost of revenue
Production costs	-				-	-	-
Officers	-				-	-	-
Total cost of revenue	-			-	-	-	-

Gross margin	-			-	-	-	-

Operating Expenses:
Research and development	116,629			116,629	367,856		367,856
Advertising and promotions	817			817	10,830		10,830
Consulting -related parties	34,114	(7,500)	d	26,614	169,727	(7,500)	162,227
Consulting - other	37,769	7,500	d	45,269	189,450	7,500	196,950
General and administrative	63,725			63,725	127,950		127,950

Total operating expenses	253,054			253,054	865,813		865,813

Loss from operations	(253,054)			(253,054)	(865,813)		(865,813)

Other income and (expenses)
Change in fair value of derivatives	35,420	17,792	c	53,212	35,420	17,792	53,212
Interest expense	(18,807)	(11,929+23,684)	a & b	(54,420)	(18,807)	(11,929+23,684)	(54,420)

Total other income	16,613	(17,821)		(1,208)	16,613	(17,821)	(1,208)

Net loss before income tax provision	(236,441)	(17,821)		(254,262)	(849,200)	(17,821)	(867,021)

Income tax provision	-			-	-	-	456

Net Loss	$(236,441)	(17,821)		$(254,262)	$(849,200)	(17,821)	$(867,477)

Net Loss Per Common Share:
- Basic and Diluted	$(0.00)	-		$(0.00)	$(0.01)	-	$(0.01)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	83,590,543	-		83,590,543	83,041,927	-	81,000,000

Notes:

a) Correct issuance of convertible note for derivative component

b) Accrue guaranteed six month of interest on Convertible note

c) Mark-to-market convertible notes

d) Reallocate consulting expense related party to consulting - other

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

			Additional
	Common stock		Paid-in			Additional		Total
	par value $0.001		Capital			Paid-in		Stockholders’
	Number of		Originally			Capital	Accumulated	Equity
	Shares	Amount	Stated	Adjustment	Notes	Amended	Deficit	(Deficit)
							(Restated)	(Restated)

Balance, December 31, 2013	81,000,000	$81,000	$(26,623)			$(26,623)	$(56,366)	$(1,989)

Common stock issued for cash, at $0.60 per share	841,666	842	504,158			504,158		505,000

Net loss							(185,883)	(185,883)

Balance, December 31, 2014	81,841,666	$81,842	$477,535			$477,535	$(242,249)	$317,128

Common stock issued for services	240,000	240	106,736			106,736		106,976
Common stock issued for cash, at $0.43 per share	348,837	349	149,651			149,651		150,000
Beneficial conversion feature of convertible debt issued			80,730	(80,730)	a	-
Net loss							(867,021)	(867,021)

Balance September 30, 2015	82,430,503	$82,431	$814,652			$733,922	$(1,109,270)	$(292,917)

Notes:

a) Correct issuance of convertible note for derivative component

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the Nine Months ended
	September 30, 2015
	Originally
	Stated	Adjustments	Restated
Operating Activities:
Net loss	$(849,200)	$(17,821)	$(867,021)
Depreciation expenses	1,026	-	1,026
Shares issued for consulting services	106,976	-	106,976
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	93,021	-	93,021
Prepaid expenses	11,122		11,122
Accounts payable and accrued expenses	30,161	23,684	53,845
Interest expense recognized through accretion of discount on debt	16,451	11,929	28,380
Interest expense recognized through amortization of deferred financing costs	298	-	298
Change in fair value of derivative liabilities	(35,420)	(17,792)	(53,212)

Net Cash Provided by (Used in) Operating Activities	(625,565)	-	(625,565)

Investing Activities:
Purchase of Fixed Assets	(332)	-	(332)

Net Cash Provided by Financing Activities	(332)	-	(332)
Financing Activities:
Proceeds from issuance of common stock	150,000		150,000
Proceeds from note payable	380,000	-	380,000

Net Cash Provided by Financing Activities	530,000	-	530,000

Net Change in Cash	(95,897)	-	(95,897)

Cash - Beginning of Reporting Period	238,747	-	238,747

Cash - End of Reporting Period	$142,850	$-	$142,850

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-	$-

Income Tax Paid	$-	$-	$-

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

The net loss was $254,262 and $17,771 for the three months ended September 30, 2015 and September 30, 2014, respectively and $867,021 and $66,779 for the nine months ended September 30, 2015 and September 30, 2014, respectively. This is primarily attributable to increases in operating expenses and no revenues as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2015, our working capital amounted to $(292,917), decrease of $610,045 as compared to a working capital of $317,128 as of December 31, 2014. This decrease is primarily a result of a decrease in cash due to Research and Development and Note Payable the Company obtained which has a derivative component. Working capital included primarily Cash of $142,850, Note Payable of $135,000 and Derivative Liabilities of $208,717.

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

Net cash provided by financing activities was $530,000 during the nine month period ended September 30, 2015 compared to $250,000 in the nine month period ended September 30, 2014.

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

Recent Financing Transactions

We raised $250,000 in September 2015 and $150,000 in May 2015 by issuing shares of our unregistered common stock and sold a $200,000 principal amount promissory note to an unrelated party due. Of this amount, $135,000 was advanced as of September 30, 2015. The principal amount and accrued interest at the rate of 10% per annum is due on the earlier of July 20, 2016 or the date we complete a financing transaction of at least $1,000,000. On November 12, 2015 we entered into an agreement with the holder of this note to limit the amount the lender is obligated to advance to us to $135,000 and amend the promissory note to reflect a principal balance of $135,000 after giving effect to the advances made as of September 30, 2015. No further advances will be made under this promissory note.

We sold a $473,864 principal amount promissory note to an unrelated party in September 2015, and the entire purchase price of $450,000 has been received by us by October 15, 2015.

Going Concern Consideration

We have incurred significant losses since our inception on June 4, 2012. We had a net loss from operation during the nine month period ended September 30, 2015 of $865,813 and an accumulated deficit of $1,109,270 as of September 30, 2015. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2015 for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2015:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we (i) lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and (ii) we lacked controls over the accounting for derivative liability treatment related to a note payable not previously reported at September 30, 2015 that caused us to restate our financial statements for the period ended September 30, 2015.

●	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to derivative liability treatment and for other accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting for derivative liability treatment discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Amendment to Convertible Promissory Note

On March 9, 2016 the Companyentered into an amendment to the Convertible Promissory Note it issued to Old Main Capital, LLC (“Old Main”) on September 8, 2015 (the “Convertible Note Amendment”). Under the terms of the Convertible Note Amendment, we revised the note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. We also revised the conversion price to mean the lesser of (a) the closing price of our common stock on September 8, 2015 or (b) 60% of the lowest traded price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date.

The foregoing description of the Convertible Note Amendment is qualified in its entirety by reference to such amendment which is filed hereto as Exhibit 4.6 and is incorporated herein by reference.

Securities Purchase Agreement and Convertible Note Issued to Old Main Capital, LLC

On March 9, 2016 (the “Issuance Date”) we closed on the transaction contemplated by the securities purchase agreement (the “SPA”) we entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $296,153 for $269,500, net of an original issuance discount of $26,653 (the “Purchase Price”). The Note bears interest at the rate of 10% per annum. The Purchase Price will be paid as follows: (i) $84,500 was paid in cash to us on March 12, 2016 (ii) $100,000 within 30 days after the after the first payment and (iii) $85,000 within 30 days of the second payment. The principal from each funding date and the accrued and unpaid interest relating to that principal amount is due and payable on March 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below.

Beginning 6 months after the Issuance Date, we are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the Note is no longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in our common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $30,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and we decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on March 9, 2016, or (ii) 70% of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment.

The Note can be prepaid by us at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date”), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment”), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of our common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000.00 of value under the Note or (ii) 1/24th of the total outstanding amount under this Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties.

The foregoing descriptions of the Note and SPA are qualified in their entirety by reference to such Note and SPA which are filed hereto as Exhibits 4.5 and 10.14, respectively, and are incorporated herein by reference.

Equity Line of Credit

On March 9, 2016, we issued an 8% convertible promissory note in the principal amount of $250,000 to Old Main as a commitment fee for entering into a term sheet whereby Old Main agreed to provide us with up to $5,000,000 in financing over a 24 month period through the purchase of our common stock. The proposed equity line will be subject to certain conditions, including, but not limited to, our filing of a Registration Statement covering the resale of the securities issued to Old Main and our continued compliance with the disclosure requirements under the Securities Exchange Act of 1934, as amended. Old Main’s commitment to provide funding under the equity line of credit is subject to us entering into a definitive and binding agreement related to the proposed equity line of credit.

The terms and conditions of the $250,000 note are substantially identical to the $269,500 note discussed above except the interest rate which is 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of six months is deemed earned as of the date the note was issued. All interest payments will be payable in cash, or subject to certain equity conditions in cash or common stock in the Company’s discretion. Accrued and unpaid interest shall be due on payable on each conversion date and on the date the note matures, or as otherwise provided for in the note.

Beginning six months after the date of the note, the Company is required to begin to make bi-weekly amortization payments (for the avoidance of doubt, bi-weekly shall mean every two weeks), in cash to Old Main until the note is repaid in full. Each bi-weekly payment shall consist of at least 1/12th of the total outstanding amount under the note as of the amortization payment date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period pursuant to this paragraph), and any applicable penalties. The Company may make a bi-weekly payment to Old Main in the Company’s common stock, in the event that the equity conditions provided for in the note are satisfied. The maturity date of the note in March 9, 2017.

The foregoing description of the 8% convertible promissory note is qualified in its entirety by reference to such note which is filed hereto as Exhibit 4.7 and is incorporated herein by reference.

We claim an exemption from the registration requirements of the Securities Act, for the private placement of the 10% convertibe note and the 8% convertible note pursuant to Section 4(a)(2) of the Securities Act, among other things, the transaction did not involve a public offering, Old Main is an accredited investor, Old Main acquired the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Form S-1 filed on February 1, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed January 6, 2014 (Incorporated by reference to Exhibit 3.3 on Form 8-K filed on February 4, 2014).

3.2	Bylaws (Incorporated by reference to Form S-1 filed on February 1, 2013).

4.1	Subscription Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

4.3	Promissory Note dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.4	Common Stock Purchase Warrant dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.5*	10% Convertible Promissory Note in the original principal amount of $296,153 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC.

4.6*	Amendment No. 1 dated March 9, 2016 to Convertible Promissory Note dated September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC.

4.7*	8% Convertible Promissory Note in the principal amount of $250,000 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC.

10.1+	Consulting Agreement, C.E.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.2+	Consulting Agreement, C.F.O. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

10.3	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.4	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.5	Securities Purchase Agreement dated as of September 24, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.6	Securities Purchase Agreement dated as of December 8, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.7	Securities Purchase Agreement dated as of May 7, 2015 between Lifelogger Technologies Corp. and SSID Limited (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015).

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

10

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

10.14*	Securities Purchase Agreement dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOGGER TECHNOLOGIES CORP.

Dated: March 16, 2016	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

12