Form 10-K
period 2015-12-31
Lifelogger Technologies Corp
filed 2016-04-08
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(561) 515-6928

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,393,246 on June 30, 2015.

The number of shares of the registrant’s Common Stock issued and outstanding was 84,867,084 shares as of April 7, 2016.

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

PART I

ITEM 1. BUSINESS

The Company

Lifelogger Technologies, Inc. (“we”, “us”, the “Company”, “Lifelogger”) was incorporated in Nevada on June 4, 2012 under the name Snap Online Marketing Inc. We changed our name effective January 31, 2014.

Lifelogger provides an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and providing a platform that makes it easy to find and use that data when viewing or sharing media. The first iteration of that context information is focused on geo-location, face-detection, and different options for tagging. For example, a video shared from a customer’s vacation in Europe is played with an interactive map showing the viewer where the video is taking place, allowing the viewer to seamlessly switch to the map view and even show additional views of those locations and other media taken by other people nearby. The end result is an enhanced media experience much richer than just sharing the video alone.

Our Vision

Our mission is to connect people with the media that matters to them. To accomplish this, we envision collecting as much data as possible about the captured device agnostic media allowing users to get videos from their iOS or Android device, or other wearable camera and/or sensor solutions. In addition to the data we collect to augment the video, our plan is to anonymously collect viewing data and evaluate habits to determine what is most relevant to our customers as we intersect those patterns with the customer’s connected social media networks. Between the data we add to users’ media and data that is publicly available (e.g. street views, mapping, other people’s videos), users are able to access other media that’s relevant to their photos and/or video. We believe that the end result is a much richer experience for our users and a data network that facilitates finding media that is relevant to our customers.

Our Business

Lifelogging is a way of journaling one’s life using media, often through the use of wearable electronic devices. We make lifelogging accessible to the mass market by taking videos and images right from users’ smart phones, wearable camera and/or sensor solutions, and adding geographic, visual and test data designed to enhance the relevance and context of the information collected. We make it easier for users to retrieve and share their media with family and friends without having to be an expert in using advanced functions in real time, using live stream or recording, at the user’s option. We allow consumers to easily capture and live stream videos with geographic coordinates and automatic face detection and to tag special moments while recording. The video playback features an interactive map and ability to skip to in-video frames with faces detected and added tags. Search features allow users the ability to retrieve videos beyond the basic title and description, including location, face or in-line video tags. Sharing videos on popular social channels like Facebook and Twitter using links makes it easy to manage large media files.

Our vision is to seamlessly integrate with a wide range of wearable cameras. To realize this vision, our plan is to integrate with selected leading camera manufacturers. We refer to this integrated eco-system as the LifeLogger Platform. In addition, we plan to offer our LifeLogger Platform on a “white-label” license basis to device manufacturers and leading companies in our selected industries. The LifeLogger video cloud storage solution and applications are architected for scalability with high availability designed for use with widely available third party cloud based data providers.

Software Development Milestones

The LifeLogger Platform offers smart phone users the ability to capture videos with geo location with a play back option that shows an interactive map of when and where it was taken.

Following the successful launch of our private beta version of the LifeLogger Platform in August 2015 to users who expressed interest for exclusive testing with their iOS and Android devices, we launched an open public version during the first quarter of 2016. This release of the platform has the primary value proposition built in with geo-coordinates, face detection and playback with interactive map and easy sharing. The iOS and Android apps are available with ongoing updates with new features. We are actively collecting and monitoring the usage and feedback to launch future releases that will be designed to increase engagement with added features for social engagement and continuous improvements to the user interface and experience.

Development Resources

We rely on third party product development and software engineering and consulting providers for the development and support of our LifeLogger Platform. Our development activities are guided by Andrés Espineira, B.S., M.M., an entrepreneur with a strong background in product strategy, marketing and software development who joined our company in November 2015 as our Chief Marketing Officer and by Indra Dosanjh, MBA, who has served as our Chief Technical Officer since September 2014.Based on the availability of our working capital, we intend to commit significant resources to product research and development to ensure that we can offer a device-agnostic platform that provides the market with a truly universal online media service, taking advantage of the growth in wearable cameras and sensors.

We completed a prototype of our integrated Lifelogger wearable video camera for testing and continue to market this product to potential distributors and joint venture and strategic alliance partners. We will evaluate opportunities from these marketing efforts to determine the extent of our future development and marketing of this device.

Sales and Marketing

Our marketing strategies in 2016 will focus on (i) dissemination of videos and other marketing media demonstrating the Lifelogger Platform’s relevance for specific uses, including methods for recording lectures, capturing news in the making and other timely and socially relevant activities, and (ii) reaching out to travel bloggers and freelance journalists. We expect that the unique geolocation and interactive mapping features provided by the LifeLogger Platform will appeal to these groups. We have chosen to take a focused, data-driven approach to our market strategy for the LifeLogger Platform to include the following:

●	Improve search engine optimization rankings to drive organic growth. Use traffic and rankings from benchmark service providers to improve Lifelogger’s rankings by strategically redirecting traffic.

●	Develop a data-driven understanding of user growth and customer engagement.

●	Focus on a vertical to drive tailored engagement. We have chosen to focus on travel among the general population, where we observe a sweet spot of increased capture, sharing and preservation.

●	Optimize platform to drive new user signups through a rich media sharing experience. Nothing sells a service better thank customers, and nothing is more compelling than their own photos and videos.

Revenue Model

We plan to implement a freemium revenue model with viral marketing of free plans leading to paid upgrades and subscriptions for advanced software features and additional storage. Our plan is to add a paid model following testing of the open beta platform, which we expect to complete in the third or fourth quarter of 2016.

Principal Suppliers

We believe we will have adequate access to a qualified development team for the LifeLogger Platform.

Competition

We will initially license our platform exclusively via the Internet. Our competition includes other Internet based sellers of lifelogger services. Some of our competitors may have significantly greater financial, marketing and other resources than we do. Our competitors may undertake more far-reaching marketing campaigns, including print and television advertisements, and adopt more aggressive pricing policies that may allow them to build larger customer and distribution bases than ours. Our competitor’s services may be equal or superior to our proposed platform or that achieve greater market acceptance than ours.

Government Regulation

Our LifeLogger Platform business operates in a regulated environment under various federal and state consumer protection and other laws, rules and regulations, including the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. Some of the more significant regulations that we will become subject are described below.

Our LifeLogger Platform is subject to a number of U.S. federal and state, and foreign laws and regulations that affect companies conducting business on the Internet. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. In particular, we will become subject to federal, state, and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we intend to operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us. For example, the European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance.

We believe we are in substantial compliance with all governmental regulations applicable to our business. We will employ a number of external resources to assist us in complying with our regulatory obligations. These external resources will include outside technology providers and consultants. As we expand our business, we will be required to raise additional capital to cover the expected increase in costs to hire and train additional internal and external resources to ensure we remain in substantial compliance with our governmental obligations.

Patents and Trademarks

We own the trademark for “LL Life Logger” and “LifeLogger”. These trademarks are registered in the United States and a trademark for “Life Logger” has been registered in the European Union. We have applied for trademark registration in other countries where we intend to offer our LifeLogger Platform.

Employees

As of April 7, 2016, we have no full-time employees. However, we have consulting contracts with our Chief Executive Officer, Chief Marketing Officer and Chief Product Officer to provide services to us on a full-time basis. In additional we contract with a third-party software developers as needed for software development.

Our Corporate History and Recent Developments

We were incorporated in Nevada on June 4, 2012 under the name Snap Online Marketing Inc. We changed our name effective January 31, 2014 when we embarked on the development and commercialization of innovative lifelogging solutions enabling the recording, secure online storage, organizing, retrieving, appreciation and selective sharing of personal information, data, photos, videos and other activities with friends and the public at large. Prior to January 31, 2014, we were engaged in providing web based marketing services.

On November 10, 2015 we entered into an Asset Purchase Agreement with Pixorial to acquire its software source code, software, trade secrets, processes, ideas, know-how, improvements, discoveries, developments, designs, techniques and contract rights related to the Pixorial app including contract rights related to the Pixorial app for inclusion on the Apple store and the Google Play store. Pixorial’s software offers online user-friendly tools and applications to access, download, edit, tag, process, store, organize and share videos, photos and music from any device, services. We are in discussions with Pixorial to amend the agreement to limit the scope of the assets we acquire as we have determined that we no longer need to acquire the Pixorial software. We extended the outside closing date of this agreement to April 30, 2016 and expect to amend the agreement to identify the specific assets we will acquire and price we plan to pay.

On March 9, 2016, we filed a preliminary information statement on Schedule 14C relating to the approval by our sole director and by a stockholder holding a majority of our voting power of an amendment to our amended and restated articles of incorporation that would increase in our authorized capital stock from 125,000,000 shares to 255,000,000 shares, of which 250,000,000 shares will be common stock and 5,000,000 will be preferred stock. The amendment to our amended and restated articles of incorporation will not be effected until (i) a definitive information statement on Schedule 14C is filed with the SEC, (ii) a notice and definitive information statement is mailed to our stockholders, (iii) at least 20 calendar days have passed since the after the mailing of the notice and information statement, and (iv) a certificate of amendment to our amended and restated articles of incorporation is filed with the Secretary of State of Nevada.

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

We were incorporated on June 4, 2012. For the year ended December 31, 2015, we realized no revenues and incurred $1,086,538 in operating costs for the year ended December 31, 2015. We have not generated any revenue from our planned Lifelogging Platform business. As of December 31, 2015, we had accumulated deficit of $1,328,787. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, do not know when we expect to begin generating revenues from our planned Lifelogging Platform business. Furthermore, our revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

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

Lifelogging services generally, and our services in particular, may not achieve widespread acceptance which could require us to modify our sales and marketing efforts and could limit our ability to successfully grow our business.

The market for lifelogging software remains immature and is rapidly changing. In addition, the services we plan to sell are still being developed and will be new to the market. Our ability to sell these services and generate revenue in the future depends on the acceptance by customers, third-party resellers and end users of life logging software and services generally and our services in particular. The adoption of lifelogging software could be hindered by the costs to use the services. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers about the uses and benefits of life blogging in general and our services in particular. We may also need to modify or increase our planned sales and marketing efforts or adopt new marketing strategies to achieve such education. If these efforts fail, prove excessively costly or unmanageable, or if life logging generally does not continue to achieve commercial acceptance, our business would be harmed.

We may have difficulty managing growth in our business.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities and increase our service lines, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced personnel, talent and consultants, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Our business, financial condition and results of operations may be adversely affected by unfavorable economic and market conditions.

Changes in global economic conditions could adversely affect the profitability of our business. Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our services. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States and abroad. If economic and market conditions in the United States or other potential key markets, remain unfavorable or persist, spread or deteriorate further, we may experience an adverse impact on our business, financial condition and results of operation. In addition, the current or future tightening of credit in financial markets could result in a decrease in demand for our services.

Our ability to keep pace with technological developments is uncertain.

Our failure to respond in a timely and effective manner to new and evolving technologies could harm our business, financial condition and operating results. The idea of lifelogging is an evolving social network trend characterized by rapidly changing technology, evolving industry standards, changes in consumer needs and new service introductions. Our business, financial condition and operating results will depend, in part, on our ability to develop the technical expertise to address these rapid changes and to use leading technologies effectively. We may experience difficulties that could delay or prevent the successful development, introduction or implementation of new features or services to our proposed lifelogging services.

Any defects in, or other problems with, our services could harm our business and result in claims against us.

Complex software service platforms such as ours may contain errors, defects and bugs (collectively, “errors”). During the development of LifeLogger Platform, we may discover errors. As a result, our planned services may take longer than expected to develop. In addition, we may discover that remedies for errors may be technologically unfeasible. Delivery of services with undetected errors or reliability, quality or compatibility problems could damage our reputation. The existence of errors or reliability, quality or compatibility problems could also cause interruptions, delays or cessations of sales. We could, as well, be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors or reliability, quality or compatibility problems could bring claims against us; the defense of which, even if successful, would likely be time consuming and costly. Furthermore, if any such defense were not successful, we might be obligated to pay substantial damages that could materially and adversely affect our operating results.

Our business, financial condition and results of operations could be adversely affected if we fail to provide adequate security to protect our prospective customers and our systems.

Online security breaches could adversely affect our business, financial condition and results of operations. Any well-publicized compromise of security could deter use of the internet in general or use of the internet to store, retrieve and share confidential or personal information or downloading sensitive materials. In offering lifelogging services, we may increasingly rely on technology acquired from third parties to develop and produce our LifeLogger Platform. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise or breach the algorithms that we plan to use to protect the data of our potential customers. If third parties are able to penetrate our planned network security or otherwise misappropriate confidential information, we could be subject to liability, which could result in litigation. In addition, experienced programmers or “hackers” may attempt to misappropriate proprietary information or cause interruptions in our services that could require us to expend significant capital and resources to protect against or remediate these problems.

We may not be able to protect and enforce our intellectual property rights.

The LifeLogger Platform has been created using proprietary technology being developed, in part, by third party contractors and the proprietary technology of the vendors who supply them with components. Although we will seek contractual indemnification rights and have certain common law rights of indemnification, neither we nor our third party contractors have any registered patents on our Lifelogger Platform. Our inability or failure to protect or enforce trademarks and other proprietary rights could materially adversely affect our business. Our actions to establish, protect and enforce our trademarks and other proprietary rights may not prevent imitation of our services or brands or control piracy by others or prevent others from claiming violations of their trademarks and other proprietary rights by us. There are factors outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our proposed services are distributed or made available through the internet.

Further, although management does not believe that our LifeLogger Platform s will infringe on the intellectual rights of others, there is no assurance that we will not be the target of infringement or other claims. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to our management or interrupt our proposed business.

If we do not diversify, continue to innovate and provide products or services that are useful to consumers and which generate significant traffic to our websites, we may not remain competitive or generate revenue.

Internet-based social networking is characterized by significant competition, evolving industry standards and frequent product or service enhancements. Our competitors are constantly developing innovations in internet social networking. We must continually invest in improving our customers’ experiences and in providing products and services that people expect in a high social networking experience, including services responsive to their needs and preferences and services that continue to attract, retain and expand our customer base.

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

The manner in which Internet and other legislation may be interpreted and enforced cannot be precisely determined and may subject either us or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet could decrease the demand for our LifeLogger Platform and increase our cost of doing business.

In addition, if consumer attitudes toward use of the Internet, mobile devices and lifelogging change and If we are unable to interact with consumers because of changes in their attitude toward use of these technologies, our potential future service revenues, customer acquisition and retention and operating results may be affected adversely.

As an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are highly dependent on the services provided by Stewart Garner, our Chief Executive Officer, Chief Financial Officer and sole director.

We are highly dependent upon the services of Stewart Garner, our Chief Executive Officer, Chief Financial Officer and sole director. We have not obtained “key-man” life insurance policies insuring the life of Mr. Garner. If the services of Mr. Garner become unavailable to us, for any reason, our business could be adversely affected.

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

Consumer Electronics Ventures Corp. (“CEVC”) owns 58.9% of our total voting securities. As a result, CEVC exercises control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our controlling stockholder may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

RISK FACTORS RELATING TO OUR SECURITIES

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, Inc. under the symbol “LOGG”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

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

Rule 144 enables a person who has beneficially owned restricted shares of our common stock for at least six months to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (848,671 shares of common stock as of April 7, 2016); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in a shared executive office suite at 11380 Prosperity Farms Road, Suite 221E, Palm Beach Gardens, Florida 33410 on a month to month basis. In addition, we maintain office space provided by Mr. Garner, our Chief Executive Officer, Chief Financial Officer and sole director, in Ontario, Canada under the terms of his consulting agreement with our company.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2015 and 2014. This information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2015
December 31, 2015	$0.79	$0.33
September 30, 2015	$0.59	$0.143
June 30, 2015	$0.562	$0.2001
March 31, 2015	$0.225	$0.0784

Fiscal Year 2014
December 31, 2014	$0.75	$0.40
September 30, 2014	$0.88	$0.40
June 30, 2014	$0.90	$0.52
March 31, 2014	$1.10	$0.10

As of April 7, 2016, there were approximately 5 record holders, an unknown number of additional holders whose stock is held in “street name” and 84,867,084 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“fiscal 2014” – January 1, 2014 through December 31, 2014

●	“fiscal 2015” – January 1, 2015 through December 31, 2015

The Company

We provide an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and providing a platform that makes it easy to find and use that data when viewing or sharing media. The first iteration of that context information is focused on geo-location, face-detection, and different options for tagging.

Our Core Business

Lifelogging is a way of journaling one’s life using media, often through the use of wearable electronic devices. We make lifelogging accessible to the mass market by taking videos and images right from users’ smart phones, wearable camera and/or sensor solutions, and adding geographic, visual and test data designed to enhance the relevance and context of the information collected. We make it easier for users to retrieve and share their media with family and friends without having to be an expert in using advanced functions in real time, using live stream or recording, at the user’s option. We allow consumers to easily capture and live stream videos with geographic coordinates and automatic face detection and to tag special moments while recording. The video playback features an interactive map and ability to skip to in-video frames with faces detected and added tags. Search features allow users the ability to retrieve videos beyond the basic title and description, including location, face or in-line video tags. Sharing videos on popular social channels like Facebook and Twitter using links makes it easy to manage large media files.

Our vision is to seamlessly integrate with a wide range of wearable cameras. To realize this vision, our plan is to integrate with selected leading camera manufacturers. We refer to this integrated eco-system as the LifeLogger Platform. In addition, we plan to offer our LifeLogger Platform on a “white-label” license basis to device manufacturers and leading companies in our selected industries. The LifeLogger video cloud storage solution and applications are architected for scalability with high availability designed for use with widely available third party cloud based data providers.

We completed a prototype of our integrated Lifelogger wearable video camera for testing and continue to market this product to potential distributors and joint venture and strategic alliance partners. We will evaluate opportunities from these marketing efforts to determine the extent of our future development and marketing of this device.

Software Development Milestones

Following the successful launch of our private beta version of the LifeLogger Platform in August 2015 to users who expressed interest for exclusive testing with their iOS and Android devices, we launched an open public version during the first quarter of 2016. This release of the platform has the primary value proposition built in with geo-coordinates, face detection and playback with interactive map and easy sharing. The iOS and Android apps are available with ongoing updates with new features. We are actively collecting and monitoring the usage and feedback to launch future releases that will be designed to increase engagement with added features for social engagement and continuous improvements to the user interface and experience.

Revenue Model

We plan to implement a freemium revenue model with viral marketing of free plans leading to paid upgrades and subscriptions for advanced software features and additional storage. Our plan is to add a paid model following testing of the open beta platform, which we expect to complete in the third or fourth quarter of 2016.

Recent Developments

On November 10, 2015 we entered into an Asset Purchase Agreement with Pixorial to acquire its software source code, software, trade secrets, processes, ideas, know-how, improvements, discoveries, developments, designs, techniques and contract rights related to the Pixorial app including contract rights related to the Pixorial app for inclusion on the Apple store and the Google Play store. Pixorial’s software offers online user-friendly tools and applications to access, download, edit, tag, process, store, organize and share videos, photos and music from any device, services. We are in discussions with Pixorial to amend the agreement to limit the scope of the assets we acquire as we have determined that we no longer need to acquire the Pixorial software. We extended the outside closing date of this agreement to April 30, 2016 and expect to amend the agreement to identify the specific assets we will acquire and price we plan to pay.

On March 9, 2016, we filed a preliminary information statement on Schedule 14C relating to the approval by our sole director and by a stockholder holding a majority of our voting power of an amendment to our amended and restated articles of incorporation that would increase in our authorized capital stock from 125,000,000 shares to 255,000,000 shares, of which 250,000,000 shares will be common stock and 5,000,000 will be preferred stock. The amendment to our amended and restated articles of incorporation will not be effected until (i) a definitive information statement on Schedule 14C is filed with the SEC, (ii) a notice and definitive information statement is mailed to our stockholders, (iii) at least 20 calendar days have passed since the after the mailing of the notice and information statement, and (iv) a certificate of amendment to our amended and restated articles of incorporation is filed with the Secretary of State of Nevada.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

Total revenue decreased $350,000 to $0 for fiscal 2015 compared to $350,000 in fiscal 2014. This decrease in total revenue is due to sale of a prototype LifeLogger wearable, components and completion of design work in 2014 that we performed under a contract with a customer.

Our cost of revenue for fiscal 2015 decreased by approximately $86,556 compared to fiscal 2014 as we had no revenues during 2015. Our gross margins decreased to 0% as we had no revenues or costs of revenues for fiscal 2015. We are unable to predict what our expected gross profits will be in fiscal 2016 as we have not established a sales price for our LifeLogger wearable nor can we estimate software licensing revenue from our LifeLogger Platform.

Total operating expenses for fiscal 2015 increased by $760,845 compared to fiscal 2014 as a result of an increase in research and development expense, related parties consulting fees, consulting fees, options and general and administrative. We expect further increases in our operating expenses as we ramp up our software development and sales efforts.

Other income for fiscal 2015 increased by $123,178 compared to fiscal 2014 as a result of change in fair value of derivative warrants and notes partially offset by an increase in interest expense. We expect further increases in our interest expense due to increased borrowing.

The net loss for fiscal 2015 was $1,086,538, an increase of $901,111 compared to fiscal 2014, as a result of an increases in operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2015 our working capital deficit amounted to $ (406,762) a decrease of $714,644 as compared to $307,882 as of December 31, 2014. This decrease is primarily a result of a decrease in cash and accounts receivable and increases in accounts payable and notes payable and derivative liabilities.

Net cash used in operating activities was $836,716 during fiscal 2015 compared to $257,262 in fiscal 2014. The increase in cash used in operating activities is primarily attributable to our net loss and derivative liabilities, partially offset by an increase in accounts payable, shares issued for consulting services and options issued for consulting.

Net cash used in investing activities during fiscal 2015 was $332 compared to $9,246 in fiscal 2014. The decrease was a result of limited purchases of capital assets.

Net cash provided by financing activities during fiscal 2015 was $730,000 compared to $505,000 in fiscal 2014. The increase was primarily a result of the proceeds from the sale of our common stock and notes payable.

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

Going Concern Consideration

We have been in the development stage since our inception on June 4, 2012 and continue to incur significant losses. We had an accumulated deficit of $1,328,787 as of December 31, 2015 and $836,716 in cash was used in operating activities. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2015, our auditor included a statement that as a result of our deficit accumulated during the development stage at December 31, 2015, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2015, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-24 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2015 for the reasons discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 because it identified the following material weakness and significant deficiencies:

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

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Stewart Garner	49	Chief Executive Officer, Chief Financial Officer and Director

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

Stewart Garner. Mr. Garner has served as our Chief Executive Officer, Chief Executive Officer and sole director since December 2013. Mr. Garner has over 20 years in finance and business development in both the private and public sectors. Since 2007, Mr. Garner has been the founder and sole officer and director of 2128112 Ontario, Inc., an entity which invests in and develops real estate projects and invests in and consults with public and private entities. Recently, Mr. Garner, has been focused on real estate with the acquisition and development of properties on a consulting basis.

As the Chief Executive Officer and Chief Financial Officer of our company, Mr. Garner brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Key Employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations and hold various positions within our company.

Andrés Espineira, B.S., M.M., is an entrepreneur with a strong background in product strategy, marketing and software development. In November 2015, Mr. Espineira joined Lifelogger, on a consulting basis, as Chief Marketing Officer.

Mr. Espineira began his career in 1988 at Oracle Corporation where he honed his technical skills. Mr. Espineira has always thrived in the early stages of the technology adoption curve. In 1995, he played a leading role in shaping Netscape’s electronic commerce product strategy with the first shopping applications in the market. Later in 1999 at OpenGrid (a Motorola backed startup) he helped define products for the then-nascent wireless ecommerce and location-based industry. After a short-lived early retirement and a sail across the Atlantic Ocean with his father, Mr. Espineira founded Pixorial in 2007 with a simple, yet ambitious mission: to unleash video’s social power and make video memories from any source easy to discover, share and transform. Mr. Espineira has a B.S. in Electrical Engineering from Stanford University (1988) and a Master of Management from the Kellogg School of Business at Northwestern University (1995).

Indra Dosanjh, MBA, has served as our Chief Technical Officer since September 2014. Prior to this time, since 2008, Ms. Dosanjh was self employed and consulted for many tech companies.. Ms. Dosanjh will be leading and overseeing our product strategy and roadmap with an immediate focus on the launch of the beta release of LifeLogger Platform app. Ms. Dosanjh is a seasoned technology executive and has consulted and led complex projects for Fortune 1000 companies as well as early stage startup companies in sectors ranging from financial, technology, Internet and telecommunications services. Prior to joining our company, Ms. Dosanjh was a senior manager with Xerox’s Global Services North America for over nine years. In addition, Ms. Dosanjh gained her internet experience at Tucows International, where she was part of the development of OpenSRS wholesale domain platform and was a member of the founding team for dot INFO registry where she led the build of the registry. Most recently, she was the Vice President of Product Management and Marketing at Site Technologies Inc. where she started as first employee and hired and led the product team to build and launch Veloxsites, a B2B SMB website platform.

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

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by one shareholder of more than 58.9 % of our outstanding common stock. The Board will consider establishing audit, compensation and nominating committees at the appropriate time.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal years ended December 31, 2014, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting beneficial ownership of our securities and/or changes therein: CEVC failed to file an initial report on Form 3.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2015; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2015 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015. Compensation information is shown for the fiscal years ended December 31, 2015 and 2014:

2015 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Stewart Garner,	2015	$84,000	$16,000	$0	$0	0	0	$16,477	$116,477
Chief Executive Officer and Chief Financial Officer	2014	$84,000	$18,000	0	0	0	0	$16,913	$118,913

(1)	Other compensation consists of an allowance for car, insurance and cell phone expenses.

Employment Agreements with Executive Officers

Stewart Garner. Effective as of January 1, 2014, we orally agreed to retain Stewart Garner on a consulting basis whereby he agreed to serve as our Chief Executive Officer and a Director. The consulting agreement provides for a base payment of $84,000 per year, a discretionary bonus, a monthly automobile allowance of $1,000 and automobile insurance, medical insurance, cellular phone allowance and reimbursement of business expenses, which includes the use of Mr. Garner’s home office. The consulting agreement is subject to termination by the Company for cause and also in the event of Mr. Garner’s death or disability. In the event of a termination of the agreement for cause or due to death or disability, Mr. Garner would be entitled to his base salary and benefits for the balance of the then existing term.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2015:

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

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of April 7, 2016 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Lifelogger Technologies Corp., 11380 Prosperity Farms Road, Suite 221E, Palm Beach Gardens, Florida 33410. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Common Stock

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Stewart Garner	0	0
All directors and executive officers as a group (1 person)	0	0
Consumer Electronics Ventures Corp. (2)	50,000,000	58.9%
Old Main Capital, LLC (3)	8,415,455	9.9%

(1)	Calculated based on 84,867,084 shares issued and outstanding.
(2)	Michelle Draper, a director of CEVC, has voting and dispositive control over securities held by CEVC whose address is P.O. Box 146, Road Town, Tortola.
(3)	Old Main Capital, LLC’s address is 3107 Stirling Rd., Suite 102, Fort Lauderdale, FL 33312.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stewart Garner	Chief Executive Officer, Chief Financial Officer and director

Advances from CEO

From time to time, Stewart Garner, the Company’s Chief Executive Officer, Chief Financial Officer and sole director, provides advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand. The Company owed Mr. Garner $0 at December 31, 2014 and $2,310 at December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Anton and Chia, LLP and Li and Company, PC for the fiscal years ended December 31, 2015 and 2014.

	2015	2014

Audit Fees	$20,545	$14,000
Audit-Related Fees	5,500	0
Tax Fees	895	650
All Other Fees	0	-
Total	$34,365	$14,650

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

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-24.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed January 6, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 4, 2013).

4.1	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

4.3	Promissory Note dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.4	Common Stock Purchase Warrant dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.5	10% Convertible Promissory Note in the original principal amount of $296,153 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.6	Amendment No. 1 dated March 9, 2016 to Convertible Promissory Note dated September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.7	8% Convertible Promissory Note in the principal amount of $250,000 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

10.1	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.2	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.3	Securities Purchase Agreement dated as of September 24, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.4	Securities Purchase Agreement dated as of December 8, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.5	Securities Purchase Agreement dated as of May 7, 2015 between Lifelogger Technologies Corp. and SSID Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015)

Exhibit No.	Description
10.6	Securities Purchase Agreement dated as of July 20, 2015 between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.7	Securities Purchase Agreement dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.8	Asset Purchase Agreement dated November 10, 2015 entered into among Lifelogger Technologies, Inc., Pixorial, Inc. and Andres Espineira (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.9	Consulting Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.10	Stock Option Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.11	Amendment dated November 12, 2015 to Promissory Note and Securities Purchase Agreement dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.12	Securities Purchase Agreement dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

10.13	First Amendment to Asset Purchase Agreement entered into on March 30, 2016 between Lifelogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

31.1*	Section 302 Certificate of Principal Executive Officer.

31.2*	Section 302 Certificate of Principal Financial Officer.

32.1*	Section 906 Certificate of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOGGER TECHNOLOGIES CORP.

Date: April 7, 2016	By:	/s/ Stewart Garner
Stewart Garner Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stewart Garner	Chief Executive Officer, Chief Financial Officer and Director	April 7, 2016
Stewart Garner	(principal executive officer and principal financial and accounting officer)

Lifelogger Technologies Corp.

 December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lifelogger Technologies Corp.

We have audited the accompanying balance sheet of Lifelogger Technologies Corp. (the “Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the financial statements, the Company has incurred an accumulated deficit of $1,328,787 as of December 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of Lifelogger Technologies Corp. as of December 31, 2014, were audited by other auditors whose report dated March 31, 2015, did not contain an adverse opinion or a disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report contained an explanatory paragraph which raised substantial doubt on its ability to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

April 7, 2016

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

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
March 31, 2015

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	For the Year Ended
	December 31, 2015	December 31, 2014

ASSETS

Current Assets:
Cash	$131,699	$238,747
Accounts Receivable	-	93,021
Prepaid expenses	10,319	14,246
Deferred financing costs	3,453	-

Total current assets	145,471	346,014

Furniture and Fixtures
Furniture and fixtures	9,578	9,246
Accumulated depreciation	(1,368)	-

Furniture and fixtures, net	8,210	9,246

Total Assets	153,681	355,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	118,737	38,132
Due to related party	2,310	-
Note payable	135,000	-
Note payable, net of unamortized discount of $283,763	189,921	-
Derivative liability - notes	53,392	-
Derivative liability - warrants	52,873	-

Total current liabilities	552,233	38,132

Total liabilities	552,233	38,132

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Preferred stock par value $0.001: 5,000,000 shares authorized; None issued or outstanding	-	-
Common stock par value $0.001: 120,000,000 shares authorized; 82,430,503 and 81,841,666 shares issued and outstanding, respectively	82,431	81,842
Additional paid-in capital	847,804	477,535
Accumulated deficit	(1,328,787)	(242,249)

Total stockholders’ equity (deficit)	(398,552)	317,128

Total Liabilities and Stockholders’ Equity (Deficit)	153,681	355,260

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	For the Year
	Ended
	December 31, 2015	December 31, 2014

Revenue	$-	$350,000

Cost of revenue
Production costs	-	68,719
Officers	-	17,837
Total cost of revenue	-	86,556

Gross margin	-	263,444

Operating Expenses:
Research and development	458,373	111,384
Advertising and promotions	12,710	35,543
Consulting -related parties	116,477	118,938
Consulting - other	334,463	67,897
Option expense - Consulting - other	113,882	-
General and administrative	173,811	115,109

Total operating expenses	1,209,716	448,871

Loss from operations	(1,209,716)	(185,427)

Other income and (expenses)
Change in fair value of derivative-warrants	116,397	-
Change in fair value of derivative-notes	95,695	-
Interest expense	(88,914)	-

Total other income	123,178	-

Net loss before income tax provision	(1,086,538)	(185,427)

Income tax provision	-	456

Net Loss	$(1,086,538)	$(185,883)

Net Loss Per Common Share:
- Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	83,114,501	81,138,650

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

			Additional		Total
	Common stock par value $0.001		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2013	81,000,000	$81,000	$(26,623)	$(56,366)	$(1,989)

Common stock issued for cash, at $0.60 per share	841,666	842	504,158		505,000

Net loss				(185,883)	(185,883)

Balance, December 31, 2014	81,841,666	$81,842	$477,535	$(242,249)	$317,128

Common stock issued for services	240,000	240	106,736		106,976
Common stock issued for cash, at $0.43 per share	348,837	349	149,651		150,000
Options granted for consultant			113,882		113,882

Net loss				(1,086,538)	(1,086,538)

Balance December 31, 2015	82,430,503	$82,431	$847,804	$(1,328,787)	$(398,552)

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2015	December 31, 2014

Operating Activities:
Net loss	$(1,086,538)	$(185,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	1,368	-
Shares issued for consulting services	106,976	-
Options issued - consulting	113,882	-
Interest expense recognized through accretion of discount on debt	58,278	-
Interest expense recognized through amortization of deferred financing costs	1,547	-
Change in fair value of derivative liabilities-notes	(95,695)	-
Change in fair value of derivative liabilities-warrants	(116,397)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	93,021	(93,021)
Prepaid expenses	3,927	(13,834)
Accounts payable and accrued expenses	80,605	22,550
Accounts payable - related party	2,310	12,926

Net Cash Used in Operating Activities	(836,716)	(257,262)

Investing Activities:
Purchase of Capital Assets	(332)	(9,246)

Net Cash Provided by Financing Activities	(332)	(9,246)
Financing Activities:
Proceeds from issuance of common stock	150,000	505,000
Proceeds from note payable	580,000	-

Net Cash Provided by Financing Activities	730,000	505,000

Net Change in Cash	(107,048)	238,492

Cash - Beginning of Reporting Period	238,747	255

Cash - End of Reporting Period	$131,699	$238,747

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Income Tax Paid	$-	$456

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

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

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

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

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

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

There was no allowance for doubtful accounts at December 31, 2015 or December 31, 2014.

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2015 or December 31, 2014.

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

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

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

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

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

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 6,000,000 options outstanding as of December 31, 2015.

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

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

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

The computation of basic and diluted loss per share for the years ended December 31, 2015 and 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

●   Stock Warrants (Exercise price - $0.2625/share) – 850,000 common stock equivalents

●   Convertible Debt (Exercise price - $0.2625/share) – 1,804,515 common stock equivalents

There were no potentially dilutive shares outstanding for the reporting year ended December 31, 2014.

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

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

5.	Recognize revenue when (or as) the entity satisfies performance obligations

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

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

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

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

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

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). ‘The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

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

As reflected in the financial statements, the Company had an accumulated deficit of $1,328,787 at December 31, 2015, a net loss of $1,086,538 and net cash used of $836,716 in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

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

Note 4 - Note Payable

On July 20, 2015 the Company entered into a securities purchase agreement (the “SPA”) with Glamis Capital SA (“Glamis”), whereby Glamis agreed to invest $200,000 (the “Purchase Price”) in our Company in exchange for the Note (as defined below). Pursuant to the SPA, we issued a promissory note to Glamis on July 20, 2015 (the “Issuance Date”) in the original principal amount of $200,000, which bears interest at 10% per annum (the “Note”).

The Purchase Price for the Note was paid as follows: (1) $70,000 on the Issuance Date and $65,000 on August 24, 2015. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable one year from the respective funding date (each a “Maturity Date”). Any amount of principal or interest that is due under the Note, which is not paid by the respective Maturity Date, will bear interest at 14% per annum until it is paid. The Note can be prepaid by the Company at any time while the Note is outstanding. In the event that the Company closes a future financing of at least $1,000,000 while the Note is outstanding, the Company would become obligated to pay all amounts outstanding under the Note within a reasonable time after such closing. The SPA and Note were amended on November 12, 2015. See Note 12- Subsequent Events.

Note 5 - Derivative Liabilities

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

The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in results of operations charges in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instrument.

The following tables summarizes the derivative liability activity for the year ended December 31, 2015:

Description	Derivative Liabilities
Fair value at September 8, 2015	$-
Change due to Issuances	318,357
Change due to Exercise/Conversion	-
Change in Fair Value	(212,092)
Fair value at December 31, 2015	$106,265

For the year ended December 31, 2015, net derivative income was $212,092.

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	December 31, 2015
Dividend yield	0.00%
Risk-free rate for term	0.49-1.76%
Volatility	128.42-146.65%
Maturity dates	.69-4.69 years
Stock Price	0.09495

During the year ending December 31, 2015, the Company issued 850,000 warrants to an investor as part of their Securities Purchase Agreement in which the investor acquired a Convertible Note. The warrants have an exercise price of $0.2625 and a five year term. The warrants are treated as derivative liabilities since the holder has anti-dilution protections that will re-price the warrant upon the issuance of lower priced equity linked instruments by the Company for the period of 180 days after issuance. The fair value of the derivative liability related to these warrants at issuance was valued at $169,270 and was booked as a debt discount to the Convertible Note and booked as a derivative liability on the balance sheet. The embedded conversion feature of the Convertible Note is treated as a derivative liability since the conversion price is reset upon a fundamental transaction event. The fair value of the derivative liability related to the embedded conversion feature was valued at $92,659 and was booked as a debt discount (up to the amount of the note, with the excess expensed as interest expense). Upon issuance of the second tranche, the embedded conversion feature was valued at $56,428 and was booked as a debt discount.

Note 6 - Convertible Debt

Old Main Capital, LLC:

On September 8, 2015 (the “Issuance Date”), Lifelogger Technologies Corp. (“we,” “us,” “our,” or “Company”) closed on the transactions contemplated by the securities purchase agreement (the “SPA”) with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to invest $450,000 (the “Purchase Price”) in our Company in exchange for the Note (as defined below) and Warrants (as defined below). Pursuant to the SPA, we issued a promissory note to Old Main, in the original principal amount of $473,864, which bears interest at 10% per annum (the “Note”). The Purchase Price will be paid as follows: (1) $250,000 paid in cash to us on the Issuance Date, (2) the remaining $200,000 within 30 days after the Issuance Date. The second tranche of $200,000 was funded on October 16, 2015. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable on September 8, 2016 (the “Maturity Date”). Any amount of principal or interest that is due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid.

Beginning six months after the Issuance Date, we are required to make bi-weekly amortization payments (one payment every two weeks), consisting of 1/12th of the outstanding principal and interest, until the Note is no longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in our common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $25,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and we decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on September 8, 2015, or (ii) 70% of the average of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment. Additionally, Old Main has the right at any time to convert amounts owed under the Note into Common Stock at the closing price of the Common Stock on September 8, 2015. If an event of default under the Note occurs, Old Main has the right to convert amounts owed under the Note into Common Stock at 52% multiplied by the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the applicable conversion date.

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

In conjunction with the issuance of the Note, we simultaneously issued 850,000 common stock purchase warrants to Old Main (the “Warrants”). The Warrants may be exercised by Old Main at any time in the five year period following the issuance. The exercise price for each share of the Common Stock is equal to the closing price of the Common Stock on September 8, 2015. – please see Note 12 subsequent events for amendment of this note

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

Following is an analysis of convertible debt due Old Main Capital at December 31, 2015:

December 31, 2015

Contractual balance	$473,685
Less unamortized discount	(283,764)

Convertible debt	$189,921

This note is a derivative because it contains an embedded conversion feature that resets the conversion price upon a fundamental transaction event. The Company recorded a debt discount based on the original issue discount, the embedded derivative, and the derivative warrant issued. The debt discount is being amortized over the term of the convertible debt.

Note 7 - Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2015, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 1	Level 1	Gains (Losses)
Derivatives	$-	$-	$106,265	$212,092
Fair Value at December 31, 2015	$-	$-	$106,265	$212,092

Note 8 - Stock Options:

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2014	-
Granted	6,000,000	$0.20
Forfeited	-
Exercised	-
Outstanding, December 31, 2015	6,000,000	$0.20	9.84	$-
Exercisable, December 31, 2015	-	$-	-	$-

The exercise price for options outstanding and exercisable at December 31, 2015 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
6,000,000	$0.20	-	$-
6,000,000		-

For options granted during 2015 where the exercise price was equal to the stock price at the date of the grant, the weighted-average fair value of such options was $0.19 and the weighted-average exercise price of such options was $0.20. No options were granted during 2015 where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $113,882 during the year ended December 31, 2015. At December 31, 2015, the unamortized stock option expense was $1,008,882 which will be amortized to expense through December 2018.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	1.5%
Expected life of the options	5.5 to 6.5 years
Expected volatility	150%
Expected dividend yield	0%

Note 9 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

Consulting services from Officer

Consulting services provided by the officer for the year ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

President, Chief Executive Officer and Chief Financial Officer	$116,477	$136,775	*

* During the year ended December 31, 2015 and 2014, $0 and $17,837 of these consulting services was recognized in cost of revenues, respectively.

Note 10 - Stockholders’ Equity (Deficit)

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

For the year ended December 31, 2015 the Company recorded $106,976, which were valued at the close price of the Company’s common stock on the last day of each month from February – July for each 40,000 shares issued or 240,000 shares in aggregate issued to the Consultant.

Note 11 - Acquisition of Assets

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

Consummation of the Pixorial Asset Acquisition is subject to certain conditions and is expected to be closed no later than April 30, 2016.

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

Note 12 - Income Tax Provision

Deferred Tax Assets

At December 31, 2015 the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,328,787 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $451,788, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $369,400 and $63,200 for the years ended December 31, 2015 and 2014, respectively.

Components of deferred tax assets are as follows:

	December 31, 2015	December 31, 2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$451,788	$82,365
Less valuation allowance	(451,788)	(82,365)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2012 - 2015.

Note 13 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were some reportable subsequent event(s) to be disclosed as follows:

On March 1, 2016 the Company finalized a settlement of debt owed to Glamis Capital SA through a conversion into common stock of the Company. The total debt of $135,000 plus accrued and unpaid interest of $7,403 for a total of $142,403 was converted into 1,808,288 common stock par value $0.001 based on an average of the previous 20 days close price of the common stock of the company discounted by 25% for a price of $0.074875 per share.

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

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2015 and 2014

Notes to the Financial Statements

The Note can be prepaid by us at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date”), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment”), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of our common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000 of value under the Note or (ii) 1/24th of the total outstanding amount under this Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties.

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

The terms and conditions of the $250,000 note are substantially identical to the $269,500 note discussed above except the interest rate which is 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of six months is deemed earned as of the date the note was issued. All interest payments will be payable in cash, or subject to certain equity conditions in cash or common stock in the Company’s discretion. Accrued and unpaid interest shall be due on payable on each conversion date and on the date the note matures, or as otherwise provided for in the note. Beginning six months after the date of the note, the Company is required to begin to make bi-weekly amortization payments (for the avoidance of doubt, bi-weekly shall mean every two weeks), in cash to Old Main until the note is repaid in full. Each bi-weekly payment shall consist of at least 1/12th of the total outstanding amount under the note as of the amortization payment date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period pursuant to this paragraph), and any applicable penalties. The Company may make a bi-weekly payment to Old Main in the Company’s common stock, in the event that the equity conditions provided for in the note are satisfied. The maturity date of the note in March 9, 2017

Pixorial Asset Acquisition Extension

In order to extend the March 30, 2016 deadline for consummating the purchase of the assets of Pixorial as discussed in Note 11 above, the Company entered into a First Amendment to Asset Purchase Agreement dated March 30, 2016 extending the deadline for consummating the transactions contemplated under the APA to April 30, 2016.

