Form 10-Q
period 2016-03-31
Lifelogger Technologies Corp
filed 2016-05-19
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,“ “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 18, 2016
Common Stock, $0.001 par value	90,376,069

LIFELOGGER TECHNOLOGIES CORP.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2016 and 2015

3

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

Current Assets:
Cash	$12,958	$131,699
Prepaid expenses	7,291	10,319
Deferred financing costs	250,000	3,453

Total current assets	270,249	145,471

Furniture and Fixtures
Furniture and fixtures	9,578	9,578
Accumulated depreciation	(1,710)	(1,368)

Furniture and fixtures, net	7,868	8,210

Total Assets	$278,117	$153,681

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$172,924	$118,737
Due to related party	49,243	2,310
Note payable	111,153	-
Note payable - commitment fee	250,000	-
Note payable	-	135,000
Note payable, net of unamortized discount of $267,015	271,543	189,921
Derivative liablity - notes	173,596	53,392
Derivative liablity - warrants	110,947	52,873

Total current liabilities	1,139,406	552,233

Total liabilities	1,139,406	552,233

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Preferred stock par value $0.001: 5,000,000 shares authorized; None issued or outstanding	-	-
Common stock par value $0.001: 120,000,000 shares authorized; 84,867,084 and 82,430,503 shares issued and outstanding, respectively	84,867	82,431
Additional paid-in capital	1,572,081	847,804
Accumulated deficit	(2,518,237)	(1,328,787)

Total stockholders’ equity (deficit)	(861,289)	(398,552)

Total Liabilities and Stockholders’ Equity (Deficit)	$278,117	$153,681

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015

Revenue	$-	$-

Cost of revenue	-	-

Gross margin	-	-

Operating Expenses:
Research and development	121,662	119,906
Advertising and promotions	3,639	8,900
Consulting -related parties	25,200	36,440
Consulting - other	82,521	67,829
Stock based compensation	170,774	-
General and administrative	52,216	57,188

Total operating expenses	456,012	290,263

Loss from operations	(456,012)	(290,263)

Other expenses
Change in fair value of derivative-warrants	(58,074)	-
Change in fair value of derivative-notes	(45,618)	-
Loss on extinguishment of debt	(499,081)	-
Interest expense	(130,665)	-

Total other expenses	(733,438)	-

Loss before income tax provision	(1,189,450)	(290,263)

Income tax provision	-	-

Net Loss	$(1,189,450)	$(290,263)

Net Loss Per Common Share:
- Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	83,130,239	81,854,998

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE INTERIM PERIOD ENDED MARCH 31, 2016 AND DECEMBER 31, 2015

(Unaudited)

			Additional		Total
	Common stock par value $0.001		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2013	81,000,000	$81,000	$(26,623)	$(56,366)	$(1,989)

Common stock issued for cash, at $0.60 per share	841,666	842	504,158		505,000

Net loss				(185,883)	(185,883)

Balance, December 31, 2014	81,841,666	$81,842	$477,535	$(242,249)	$317,128

Common stock issued for services	240,000	240	106,736		106,976
Common stock issued for cash, at $0.43 per share	348,837	349	149,651		150,000
Options granted for consultant			113,882		113,882

Net loss				(1,086,538)	(1,086,538)

Balance December 31, 2015	82,430,503	$82,431	$847,804	$(1,328,787)	$(398,552)

Common stock issued for debt	1,808,288	1,808	495,470		497,278
Options granted for consultant			170,774		170,774
Common stock issued for debt	628,293	628	58,033		58,661

Net loss				(1,189,450)	(1,189,450)

Balance, March 31, 2016	84,867,084	$84,867	$1,572,081	$(2,518,237)	$(861,289)

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015

Operating Activities:
Net loss	$(1,189,450)	$(290,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	342	342
Shares issued for consulting services	-	16,000
Stock based compensation	170,774	-
Interest expense recognized through accretion of discount on debt	70,663	-
Original issue discount on new financing	26,653
Interest expense recognized through amortization of deferred financing costs	3,453	-
Change in fair value of derivative liabilities-notes	45,618	-
Change in fair value of derivative liabilities-warrants	58,074	-
Extinguishment of debt	499,081
Changes in Operating Assets and Liabilities:
Accounts receivable	-	93,021
Prepaid expenses	3,028	6,396
Accounts payable and accrued expenses	54,187	17,260
Accounts payable - related party	46,933	-

Net Cash Used in Operating Activities	(210,644)	(157,244)

Investing Activities:
Purchase of Capital Assets	-	(332)

Net Cash Used in Financing Activities	-	(332)

Financing Activities:
Common shares issued for interest expense	7,403
Proceeds from note payable	84,500	-

Net Cash Provided by Financing Activities	91,903	-

Net Change in Cash	(118,741)	(157,576)

Cash - Beginning of Reporting Period	131,699	238,747

Cash - End of Reporting Period	$12,958	$81,171

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Income Tax Paid	$-	$-

Noncash investing and financing activities:
Conversion of debt to equity	$58,661	$-
Issuance of common stocks for settlement of notes payable and accrued interest	$497,278	$-
Financing cost	$246,547	$-

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2016 and 2015

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 8, 2016.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. There were no cash equivalents as at March 31, 2016.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 6,000,000 options outstanding as of March 31, 2016 and December 31, 2015.

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” ) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements” ) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.

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

The computation of basic and diluted loss per share for the Three months ended March 31, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive (the number of potentially dilutive securities issuable upon conversion of our convertible debt with a variable conversion rate is computed using the market price of our common stock during as of the last trading day of the reporting period):

●	Stock Warrants (Exercise price - $0.2625/share) – 850,000 common stock equivalents

●	Convertible Debt (Conversion price - $0.18/share) –2,397,261common stock equivalents

●	Convertible Debt (Conversion price - $0.24/share) –463,138 common stock equivalents

●	Stock options (exercise price -$0.20/share) – 6,000,000 common stock equivalents.

There were no potentially dilutive shares outstanding for the reporting period ended March 31, 2016 or December 31, 2015.

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

As reflected in the financial statements, the Company had an accumulated deficit of $2,518,237 at March 31 2016, a net loss of $1,189,450 and net cash used in operating activities of $210,644 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Purchase Price for the Note was funded as follows: (1) $70,000 on the Issuance Date and $65,000 on August 24, 2015. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable one year from the respective funding date (each a “Maturity Date”). Any amount of principal or interest that is due under the Note, which is not paid by the respective Maturity Date, will bear interest at 14% per annum until it is paid. The Note can be prepaid by the Company at any time while the Note is outstanding. In the event that the Company closes a future financing of at least $1,000,000 while the Note is outstanding, the Company would become obligated to pay all amounts outstanding under the Note within a reasonable time after such closing. On November 12, 2015, the Company amended the SPA it entered into with Glamis to limit the amount Glamis is obligated to advance to the Company under the Glamis Note to $135,000 and amend the Note to reflect a principal balance of $135,000 after giving effect to an August 24, 2015 payment by Glamis to the Company of $65,000 under the Note. No further advances will be made by Glamis to the Company under the Note.

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

On March 1, 2016 the Company finalized a settlement of debt owed to Glamis Capital SA through a conversion into common stock of the Company. The total debt of $135,000 plus accrued and unpaid interest of $7,403 for a total of $142,403 was converted into 1,808,288 common stock par value $.0001 based on an average of the previous 20 days close price of the common stock of the company discounted by 25% for a price of $.074875 per share. The loss on extinguishment of this debt was determined to be $354,876 based on the date of the debt settlement agreement of February 24, 2016 and the closing stock price on that date to be $.0275.

Amendment to Convertible Promissory Note

On March 9, 2016 the Company entered into an amendment to the Convertible Promissory Note it issued to Old Main Capital, LLC (“Old Main”) on September 8, 2015 (the “Convertible Note Amendment”). Under the terms of the Convertible Note Amendment, we revised the note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. We also revised the conversion price to mean the lesser of (a) the closing price of our common stock on September 8, 2015 or (b) 60% of the lowest traded price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. The amendment was accounted for using the extinguishment of debt method.

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

The Note can be prepaid by us at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date”), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment”), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of our common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000.00 of value under the Note or (ii) 1/24th of the total outstanding amount under this Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties. The note was accessed for derivative accounting treatment and concluded not to be a derivative liability due to the fact that convertibility is with the company not the note holder.

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

Beginning six months after the date of the note, the Company is required to begin to make bi-weekly amortization payments (for the avoidance of doubt, bi-weekly shall mean every two weeks), in cash to Old Main until the note is repaid in full. Each bi-weekly payment shall consist of at least l/12th of the total outstanding amount under the note as of the amortization payment date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period pursuant to this paragraph), and any applicable penalties. The Company may make a bi-weekly payment to Old Main in the Company’s common stock, in the event that the equity conditions provided for in the note are satisfied. The maturity date of the note in March 9, 2017.

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

The following table summarizes the warrant derivative liabilities activity for the period ending March 31, 2016:

Description	Derivative Liabilities
Fair value at December 31, 2015	$106,265
Change due to Issuances Change due to debt extinguishment	91,070
Change due to Exercise/Conversion	(16,484)
Change in Fair Value	103,692
Fair value at March 31, 2016	$284,543

For the period ended March 31, 2016, net derivative expense was $103,692.

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	March 31, 2016
Dividend yield	0.00%
Risk-free rate for term	0.21-1.68%
Volatility	121.7-154.1%
Maturity dates	.44-4.44 years
Stock Price	0.18

During the quarter ending March 31, 2016, the Company amended the derivative notes on March 9, 2016. The amendment included revising the “Alternate Conversion Price to mean 60% of the lowest traded price of the common stock for the 15 consecutive trading days prior to the conversion date. The derivative liability increased by $91,070 due to the amendment which was booked as an additional debt discount.

During the quarter ending September 30, 2015, the Company issued 850,000 warrants to an investor as part of their Securities Purchase Agreement in which the investor acquired a Convertible Note. The warrants have an exercise price of $0.2625 and a five-year term. The warrants are treated as derivative liabilities since the holder has anti-dilution protections that will re-price the warrant upon the issuance of lower priced equity linked instruments by the Company for the period of 180 days after issuance. The fair value of the derivative liability related to these warrants at issuance was valued at $169,270 and was booked as a debt discount to the Convertible Note and booked as a derivative liability on the balance sheet. The embedded conversion feature of the Convertible Note is treated as a derivative liability since the conversion price is reset upon a fundamental transaction event. The fair value of the derivative liability related to the embedded conversion feature was valued at $92,659 and was booked as a debt discount (up to the amount of the note, with the excess expensed as interest expense).

Note 6 – Convertible Debt

Old Main Capital, LLC – September 2015:

On September 14, 2015 (the “Issuance Date”), the Company closed on the transactions contemplated by the securities purchase agreement (the “SPA”) with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to invest $450,000.00 (the “Purchase Price”) in our Company in exchange for the Note (as defined below) and Warrants (as defined below). Pursuant to the SPA, we issued a promissory note to Old Main, in the original principal amount of $473,864.00, which bears interest at 10% per annum (the “September 2015 Note”). The Purchase Price will be paid as follows: (1) $250,000.00 funded in cash to us on the Issuance Date, (2) the remaining $200,000.00 within 30 days after the Issuance Date. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable on September 8, 2016 (the “Maturity Date”). Any amount of principal or interest that is due under the September 2015 Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid.

Beginning 6 months after the Issuance Date, we are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the September 2015 Note is on longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in our common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $25,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and we decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on September 8, 2015, or (ii) 70% of the average of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment. Additionally, Old Main has the right at any time to convert amounts owed under the September 2015 Note into Common Stock at the closing price of the Common Stock on September 8, 2015. If an event of default under the September 2015 Note occurs, Old Main has the right to convert amounts owed under the September 2015 Note into Common Stock at 52% multiplied by the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the applicable conversion date.

The September 2015 Note can be prepaid by us at any time while the September 2015 Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the September 2015 Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the September 2015 Note, which is not cured within 10 business days, Old Main has the option to require our redemption of the September 2015 Note in cash at a redemption price of 130% multiplied by the outstanding principal and interest of the September 2015 Note. The September 2015 Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

Effective on March 9, 2016, the September 2015 Note was amended whereby the conversion price in effect on any Conversion Date shall be equal to the lesser of the (i) closing price of the Common Stock on September 8, 2015 (“Fixed Conversion Price”), or (ii) 60% of the lowest traded price of the Common Stock for the 15 consecutive trading days ending on the trading day that is immediately prior to the applicable Conversion Date. All such determinations will be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such measuring period. This amendment triggered an extinguishment of the debt since the change in the fair value of the embedded derivative exceeded 10% of the carrying value of the debt. The Company booked a $144,205 loss on extinguishment based on the amendment.

In conjunction with the issuance of the September 2015 Note, we simultaneously issued 850,000 common stock purchase warrants to Old Main (the “Warrants”). The Warrants may be exercised by Old Main at any time in the 5-year period following the issuance. The exercise price for each share of the Common Stock is equal to the closing price of the Common Stock on September 8, 2015.

Following is an analysis of convertible debt issued to Old Main Capital at March 31, 2016:

March 31, 2016
Contractual balance	$431,508
Less unamortized discount	(159,965)

Convertible debt	$271,543

This note is a derivative because it contains an embedded conversion feature that resets the conversion price upon a fundamental transaction event. The Company recorded a debt discount based on the original issue discount, the embedded derivative, and the derivative warrant issued The debt discount is being amortized over the term of the convertible debt.

Note 7 - Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At March 31, 2016, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value as of March 31, 2016 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$284,543	$103,692
Fair Value at March 31, 2016	$-	$-	$284,543	$103,692

Note 8 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director

Consulting services from Officer

Consulting services provided by the officer for the period from the three months ended March 31, 2016 and 2015 were as follows:

	For the Three months Ended March 31, 2016	For the Three months Ended March 31, 2015

President, Chief Executive Officer and Chief Financial Officer	$25,200	$36,440

During the three month period ended, March 31, 2016 the Company borrowed $49,243 from Stewart Garner, the President, Chief Executive Officer and Chief Financial Officer of the Company, to fund operations. These loans are unsecured, due on demand and carry no interest.

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

Common Stock

Common Shares Issued Cash

No common shares were issued for cash during the period.

On March 1, 2016 $142,403 of debt and accrued interest was converted to 1,808,288 shares of common stock at a conversion price of $.074875 per share.

On March 14, 2016 $42,177 of debt was converted to 628,293 shares of common stock at a conversion price of $.06713 per share.

Note 10 - Acquisition of Assets

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

Consummation of the Pixorial Asset Acquisition is subject to certain conditions and is expected to be closed no later than April 30, 2016. See, however, Note 11 – Subsequent Events.

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were some reportable subsequent event(s) to be disclosed as follows:

In order to extend the April 30, 2016 deadline for consummating the purchase of the assets of Pixorial as discussed in Note 10, the Company and Pixorial entered into Amendment No. 2 to Asset Purchase Agreement (the “Second Amendment”) dated May 3, 2016 that extends the deadline for consummating the transactions contemplated under the Asset Purchase Agreement to June 15, 2016.

Effective May 17, 2016, the Company redeemed 40,000,000 shares of its common stock held by Consumer Electronics Ventures Corp. (“Consumer Electronics”), its former majority shareholder. The Company did not pay any cash compensation to Consumer Electronics for the redemption which was made in consideration of the intended increase in value of the remaining shares of common stock held by Consumer Electronics.

The note payable issued by Old Main Capital in September 2015 and subsequently amended in March 2016 has been partially converted to common shares. There have been 11 conversions of the note payable based on the terms of the amended note payable. Old Main Capital has converted a total of $373,158 of principal and $15,416 of interest into 6,137,277 shares of the common stock of the Company subsequent to March 31, 2016.

The Company entered into a convertible note payable on March 9, 2016 and received the first amount of $296,153 prior to March 31, 2016. Subsequent to March 31, 2016 the Company has received the remainder of the funding in two separate payments of $100,000 and $85,000 to complete the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,“ “estimate,“ “expect,“ “project,“ “intend,“ “plan,“ “believe,“ “will“ and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail in the “Risk Factors“ section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on April 8, 2016.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

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

Our vision is to seamlessly integrate with a wide range of wearable cameras. To realize this vision, our plan is to integrate with selected leading camera manufacturers. We refer to this integrated eco-system as the LifeLogger Platform. In addition, we plan to offer our LifeLogger Platform on a “white-label“ license basis to device manufacturers and leading companies in our selected industries. The LifeLogger video cloud storage solution and applications are architected for scalability with high availability designed for use with widely available third party cloud based data providers.

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

Recent Developments

On November 10, 2015 we entered into an Asset Purchase Agreement with Pixorial to acquire its software source code, software, trade secrets, processes, ideas, know-how, improvements, discoveries, developments, designs, techniques and contract rights related to the Pixorial app including contract rights related to the Pixorial app for inclusion on the Apple store and the Google Play store. Pixorial’s software offers online user-friendly tools and applications to access, download, edit, tag, process, store, organize and share videos, photos and music from any device, services. Pending completion of the acquisition of the Pixorial assets, we entered into a license agreement with Pixorial to allow us to begin integrating the Pixorial software with our lifelogging platform which we are continuing to develop. We agreed to issue 3,200,000 million shares of our unregistered common stock to the shareholders and certain creditors of Pixorial. The shares will be subject to a lock-up whereby 1/3 of the shares will be released on each anniversary after the closing, In addition, we hired Andres Espineira, Pixorial’s Founder and Chief Executive Officer to act as a consultant to our company to lead the software integration effort. The closing is subject to certain closing conditions which includes Pixorial shareholder and creditor consent, and certain other customary conditions in transactions of this type.

In order to extend the April 30, 2016 deadline for consummating the purchase of the assets of Pixorial, the Company and Pixorial entered into Amendment No. 2 to Asset Purchase Agreement (the “Second Amendment“) dated May 3, 2016 that extends the deadline for consummating the transactions contemplated under the Asset Purchase Agreement to June 15, 2016.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2016 and 2015. For comparative purposes, we are comparing the three months ended March 31, 2016, to the three months ended March 31, 2015. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this quarterly report.

Revenue. Total revenue was $0 for the three month periods ended March 31, 2016 and March 31, 2015, respectively. We plan to implement a freemium revenue model with viral marketing of free plans leading to paid upgrades and subscriptions for advanced software features and additional storage. Our plan is to add a paid model following testing of the open beta platform, which we expect to complete in the third or fourth quarter of 2016.

Cost of Revenue. We had no cost of revenues for the period ended March 31, 2016 or 2015 as we had no revenues. We are not able to predict what our expected gross profits will be in remaining periods in fiscal 2016 as we are unable to estimate software licensing revenue from our LifeLogger Platform.

Operating Expenses. Total operating expenses were $456,012 and $290,263 for the three months ended March 31, 2016 and March 31, 2015, respectively. This is primarily attributable to an increase in option expense and other consulting. We expect increases in our operating expenses as we ramp up our software development and sales efforts.

Other Expenses. Other expenses were $733,438 and $0 for the three months ended March 31, 2016 and March 31, 2015, respectively. The increase is primarily attributable to an increase in loss on extinguishment of debt and interest expense associated with our increased borrowing and change in the fair value of derivative warrants and notes. We expect increases in our interest expense due to our increased borrowings and are unable to predict changes in the fair value of our derivative securities which is largely based on the trading price of our common stock.

Net Loss. The net loss was $1,189,450 and $290,263 for the three months ended March 31, 2016 and March 31, 2015, respectively. This increase is a result of the increase in operating expenses and other expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2016, our working capital amounted to $(869,157), a decrease of $462,395 as compared to working capital of $406,762, as of December 31, 2015. This decrease is primarily a result of increases in note payable, note payable commitment fee, derivative liabilities for notes and warrants, accounts payable and amounts due a related party, partially offset by deferred financing costs. Working capital consisted primarily of deferred financing costs of $250,000, Note Payable of $111,153, and Derivative Liabilities of $284,543.

Net cash used in operating activities was $210,644 during the three month period ended March 31, 2016 compared to $157,244 in the three month period ended March 31, 2015. The increase in cash used in operating activities is primarily attributable to an increase in net loss and partially offset by options issued, extinguishment of debt and change in derivative liability reporting.

Net cash used in investing activities was $0 during the three month period ended March 31, 2016 compared to $332 in the three month period ended March 31, 2015.

Net cash provided by financing activities was $91,903 during the three month period ended March 31, 2016 compared to $0 in the three month period ended March 31, 2015. The increase in cash used in operating activities consisted of proceeds from a note payable and issuance of common stock for interest expense.

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

Recent Financing Transactions

Securities Purchase Agreement and Convertible Note Issued to Old Main Capital, LLC

On March 9, 2016 we closed on the transaction contemplated by the securities purchase agreement we entered into with Old Main Capital, LLC (“Old Main“), whereby Old Main agreed to purchase from us a convertible promissory note (the “Note“) in the original principal amount of $296,153 for $269,500, net of an original issuance discount of $26,653 (the “Purchase Price“). The Note bears interest at the rate of 10% per annum. The Purchase Price will be paid as follows: (i) $84,500 was paid in cash to us on March 12, 2016 (ii) $100,000 within 30 days after the after the first payment and (iii) $85,000 within 30 days of the second payment. The principal from each funding date and the accrued and unpaid interest relating to that principal amount is due and payable on March 9, 2017 (the “Maturity Date“). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below.

Beginning 6 months after the Issuance Date, we are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the Note is no longer outstanding (each a “Bi-Weekly Payment“). Such Bi-Weekly Payments may be made in cash, or in our common stock (“Common Stock“) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $30,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and we decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on March 9, 2016, or (ii) 70% of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment.

The Note can be prepaid by us at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date“), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment“), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of our common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000.00 of value under the Note or (ii) 1/24th of the total outstanding amount under this Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties.

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

Going Concern Consideration

We have incurred significant losses since our inception on June 4, 2012. We had a loss from operation during the three month period ended March 31, 2016 of $456,012 and an accumulated deficit of $2,518,237 as of March 31, 2016. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year ended December 31, 2015, our auditor included a statement that as a result of our deficit accumulated since our inception at June 4, 2012, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2016, we have no off-balance sheet arrangements that meet such criterion.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act“) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2016 for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2016:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2016 $142,403 of debt and accrued interest was converted to 1,808,288 shares of common stock at a conversion price of $.074875 per share.

On March 14, 2016 $42,177 of debt was converted to 628,293 shares of common stock at a conversion price of $.06713 per share.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act“).

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment to Convertible Promissory Note

On March 9, 2016 the Company entered into an amendment to the Convertible Promissory Note it issued to Old Main Capital, LLC (“Old Main“) on September 8, 2015 (the “Convertible Note Amendment“). Under the terms of the Convertible Note Amendment, we revised the note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. We also revised the conversion price to mean the lesser of (a) the closing price of our common stock on September 8, 2015 or (b) 60% of the lowest traded price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date.

The foregoing description of the Convertible Note Amendment is qualified in its entirety by reference to such amendment which is filed hereto as Exhibit 4.6 and is incorporated herein by reference.

Securities Purchase Agreement and Convertible Note Issued to Old Main Capital, LLC

On March 9, 2016 (the “Issuance Date“) we closed on the transaction contemplated by the securities purchase agreement (the “SPA“) we entered into with Old Main Capital, LLC (“Old Main“), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “Note“) in the original principal amount of $296,153 for $269,500, net of an original issuance discount of $26,653 (the “Purchase Price“). The Note bears interest at the rate of 10% per annum. The Purchase Price will be paid as follows: (i) $84,500 was paid in cash to us on March 12, 2016 (ii) $100,000 within 30 days after the after the first payment and (iii) $85,000 within 30 days of the second payment. The principal from each funding date and the accrued and unpaid interest relating to that principal amount is due and payable on March 9, 2017 (the “Maturity Date“). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below.

Beginning 6 months after the Issuance Date, we are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the Note is no longer outstanding (each a “Bi-Weekly Payment“). Such Bi-Weekly Payments may be made in cash, or in our common stock (“Common Stock“) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $30,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and we decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on March 9, 2016, or (ii) 70% of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment.

The Note can be prepaid by us at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date“), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment“), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of our common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000.00 of value under the Note or (ii) 1/24th of the total outstanding amount under this Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed January 6, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 4, 2013).

4.1	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

4.3	Promissory Note dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.4	Common Stock Purchase Warrant dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.5	10% Convertible Promissory Note in the original principal amount of $296,153 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.6	Amendment No. 1 dated March 9, 2016 to Convertible Promissory Note dated September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.7	8% Convertible Promissory Note in the principal amount of $250,000 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

10.1	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.2	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.3	Securities Purchase Agreement dated as of September 24, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.4	Securities Purchase Agreement dated as of December 8, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.5	Securities Purchase Agreement dated as of May 7, 2015 between Lifelogger Technologies Corp. and SSID Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015)

10.6	Securities Purchase Agreement dated as of July 20, 2015 between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.7	Securities Purchase Agreement dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.8	Asset Purchase Agreement dated November 10, 2015 entered into among Lifelogger Technologies, Inc., Pixorial, Inc. and Andres Espineira (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.9	Consulting Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.10	Stock Option Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.11	Amendment dated November 12, 2015 to Promissory Note and Securities Purchase Agreement dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.12	Securities Purchase Agreement dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

10.13	First Amendment to Asset Purchase Agreement entered into on March 30, 2016 between Lifelogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

10.14	Debt Settlement Agreement dated March 1, 2016 entered into between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2016).

10.15

Stock Redemption Agreement dated as of May 5, 2016 entered into between Lifelogger Technologies Corp. and Consumer Electronics Ventures Corp. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2016).

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

LIFELOGGER TECHNOLOGIES CORP.

Dated: May 19, 2016	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

