Form 10-Q
period 2016-06-30
Lifelogger Technologies Corp
filed 2016-08-15
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 15, 2016
Common Stock, $0.001 par value	55,748,152

LIFELOGGER TECHNOLOGIES CORP.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	F-1
Statements of Operations for the six months ended June 30, 2016 and June 30, 2015 and the three months ended June 30, 2016 and June 30, 2015 (Unaudited)	F-2
Statement of Stockholders’ Equity (Deficit) for the six months Ended June 30, 2016 (Unaudited)	F-3
Statements of Cash Flows for the six months Ended June 30, 2016 and 2015 (Unaudited)	F-4
Notes to the Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	10
Item 4. Mine Safety Disclosure	10
Item 5. Other Information	10
Item 6. Exhibits	10

SIGNATURES	13

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

3

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)

ASSETS

Current Assets:
Cash	$496,990	$131,699
Prepaid expenses	7,497	10,319
Deferred financing costs	6,873	3,453

Total current assets	511,360	145,471

Furniture and Fixtures
Furniture and fixtures	9,578	9,578
Accumulated depreciation	(2,052)	(1,368)

Furniture and fixtures, net	7,526	8,210

Total Assets	518,886	153,681

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	176,693	118,737
Corporate taxes payable	10,000	-
Due to related party	39,424	2,310
Note payable	-	135,000
Convertible Notes payable, net of unamortized discount of $244,267 and 283,763	940,324	189,921
Derivative liablity - notes	349,753	53,392
Derivative liablity - warrants	59,391	52,873

Total current liabilities	1,575,585	552,233

Total liabilities	1,575,585	552,233

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Preferred stock par value $0.001: 5,000,000 shares authorized; None issued or outstanding	-	-
Common stock par value $0.001: 120,000,000 shares authorized; 55,011,991 and 82,430,503 shares issued and outstanding, respectively	55,012	82,431
Additional paid-in capital	2,825,805	847,804
Accumulated deficit	(3,937,516)	(1,328,787)

Total stockholders’ equity (deficit)	(1,056,699)	(398,552)

Total Liabilities and Stockholders’ Equity (Deficit)	518,886	153,681

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross margin	-	-	-	-

Operating Expenses:
Research and development	80,971	131,321	202,633	251,227
Advertising and promotions	6,848	1,113	10,487	10,013
Consulting -related parties	25,200	29,897	50,400	66,337
Consulting - other	78,890	52,051	161,411	103,880
Stock based compensation	177,570	76,800	348,344	92,800
Impairment of intangible assets	195,015	-	195,015	-
General and administrative	62,017	31,314	114,233	88,502

Total operating expenses	626,511	322,496	1,082,523	612,759

Loss from operations	(626,511)	(322,496)	(1,082,523)	(612,759)

Other income (expenses)
Change in fair value of derivative-warrants	65,016	-	6,942	-
Change in fair value of derivative-notes	(222,942)	-	(268,560)	-
Loss on extinguishment of debt	(182,986)	-	(682,067)	-
Commitment fee expense	(250,000)	-	(250,000)	-
Interest expense	(191,806)	-	(322,471)	-

Total other expenses	(782,718)	-	(1,516,156)	-

Loss before income tax provision	(1,409,229)	(322,496)	(2,598,679)	(612,759)

Income tax provision	10,050	-	10,050	-

Net Loss	$(1,419,279)	$(322,496)	$(2,608,729)	$(612,759)

Net Loss Per Common Share:
- Basic and Diluted	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	64,657,393	82,149,501	73,893,729	82,003,064

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE INTERIM PERIOD ENDED JUNE 30, 2016 AND DECEMBER 31, 2015

(Unaudited)

			Additional		Total
	Common stock par value $0.001		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2013	81,000,000	$81,000	$(26,623)	$(56,366)	$(1,989)

Common stock issued for cash, at $0.60 per share	841,666	842	504,158		505,000

Net loss				(185,883)	(185,883)

Balance, December 31, 2014	81,841,666	$81,842	$477,535	$(242,249)	$317,128

Common stock issued for services	240,000	240	106,736		106,976
Common stock issued for cash, at $0.43 per share	348,837	349	149,651		150,000
Options granted for consultant			113,882		113,882

Net loss				(1,086,538)	(1,086,538)

Balance December 31, 2015	82,430,503	$82,431	$847,804	$(1,328,787)	$(398,552)

Common stock issued for debt	1,808,288	1,808	495,470		497,278
Options granted for consultant			348,344		348,344
Common stock issued for intangible assets	2,600,200	2,600	192,415		195,015
Common stock issued for debt	8,173,000	8,173	901,772		909,945
Shares redeemed	(40,000,000)	(40,000)	40,000

Net loss				(2,608,729)	(2,608,729)

Balance, June 30, 2016	55,011,991	$55,012	$2,825,805	$(3,937,516)	$(1,056,699)

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2016	June 30, 2015

Operating Activities:
Net loss	$(2,608,729)	$(612,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	684	684
Shares issued for consulting services	-	92,800
Options issued - consulting	348,344	-
Interest expense recognized through accretion of discount on debt	232,848	-
Original issue discount on new financing	26,653
Interest expense recognized through amortization of deferred financing costs	3,580	-
Amortization of commitment fee	250,000
Change in fair value of derivative liabilities-notes	268,560	-
Change in fair value of derivative liabilities-warrants	(6,942)	-
Extinguishment of debt	682,067
Impairment of intangible asset	195,015
Changes in Operating Assets and Liabilities:
Accounts receivable	-	93,021
Prepaid expenses	2,822	8,759
Accounts payable and accrued expenses	80,775	62,019
Corporate taxes payable	10,000	-
Accounts payable - related party	37,114	-

Net Cash Used in Operating Activities	(477,209)	(355,476)

Investing Activities:
Purchase of Capital Assets	-	(332)

Net Cash Provided by Financing Activities	-	(332)

Financing Activities:
Proceeds from note payable	849,500	-
Payment of deferred financing costs	(7,000)
Proceeds from issuance of common stock	-	150,000

Net Cash Provided by Financing Activities	842,500	150,000

Net Change in Cash	365,291	(205,808)

Cash - Beginning of Reporting Period	131,699	238,747

Cash - End of Reporting Period	$496,990	$32,939

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-

Income Tax Paid	$-	$-

Noncash investing and financing activities:

Issuance of common stocks for settlement of notes payable and accrued interest	$1,407,223	$-

Note payable issued for financing cost	$250,000	$-

Acquisition of intangible assets	$195,015	$-

Conversion of debt equity	$488,575	$-

Shares redeemed	$40,000	$-

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Lifelogger Technologies Corp. (“we,” “us,” “our,” or the “Company”) was incorporated under the laws of the State of Nevada on June 4, 2012 under the name Snap Online Marketing Inc. The Company changed its name effective as of January 31, 2014 and is engaged in the development and commercialization of lifelogging solutions enabling the recording, secure online storage, organizing, retrieving, appreciation and selective sharing of personal information, data, photos, videos and other activities with friends and the public at large.

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

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. There were no cash equivalents as at June 30, 2016.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

The computation of basic and diluted loss per share for the six months ended June 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive (the number of potentially dilutive securities issuable upon conversion of our convertible debt with a variable conversion rate is computed using the market price of our common stock during as of the last trading day of the reporting period):

●	Stock Warrants (Exercise price - $0.2625/share) – 850,000 common stock equivalents

●	Stock Warrants (Exercise price - $0.082/share) – 250,000 common stock equivalents

●	Convertible Debt (Conversion price - $0.2625/share) –57,075 common stock equivalents

●	Convertible Debt (Conversion price - $0.078/share) –3,986,676 common stock equivalents

●	Convertible Debt (Conversion price - $0.078/share) –3,333,333 common stock equivalents

●	Convertible Debt (Conversion price - $0.078/share) –1,183,436 common stock equivalents

●	Convertible Debt (Conversion price - $0.075/share) –7,626,667 common stock equivalents

●	Stock options (exercise price -$0.10/share) – 6,000,000 common stock equivalents.

There were no potentially dilutive shares outstanding for the reporting period ended June 30, 2016 or December 31, 2015.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

As reflected in the financial statements, the Company had an accumulated deficit of $3,937,516 at June 30, 2016, a net loss of $2,608,729 and net cash used in operating activities of $477,209 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

The Purchase Price for the Note were funded as follows: (1) $70,000 on the Issuance Date and $65,000 on August 24, 2015. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable one year from the respective funding date (each a “Maturity Date”). Any amount of principal or interest that is due under the Note, which is not paid by the respective Maturity Date, will bear interest at 14% per annum until it is paid. The Note can be prepaid by the Company at any time while the Note is outstanding. In the event that the Company closes a future financing of at least $1,000,000 while the Note is outstanding, the Company would become obligated to pay all amounts outstanding under the Note within a reasonable time after such closing.

On November 12, 2015, the Company amended the SPA it entered into with Glamis to limit the amount Glamis is obligated to advance to the Company under the Glamis Note to $135,000 and amend the Note to reflect a principal balance of $135,000 after giving effect to an August 24,2015 payment by Glamis to the Company of $65,000 under the Note. No further advances will be made by Glamis to the Company under the Note.

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

Securities Purchase Agreement and Convertible Notes Issued to Old Main Capital, LLC

On March 9, 2016 (the “Issuance Date”) we closed on the transaction contemplated by the securities purchase agreement (the “SPA”) we entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “March 2016 Note”) in the original principal amount of $296,153 for $269,500, net of an original issuance discount of $26,653 (the “Purchase Price”). The March 2016 Note bears interest at the rate of 10% per annum. The Purchase Price will be paid as follows: (i) $84,500 was paid in cash to us on March 12, 2016 (ii) $100,000 was paid in cash to us on April 6, 2016 (iii) $85,000 May 6, 2016. The principal from each funding date and the accrued and unpaid interest relating to that principal amount is due and payable on March 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the March 2016 Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below.

Beginning 6 months after the Issuance Date, we are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the March 2016 Note is no longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in our common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $30,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and we decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on March 9, 2016, or (ii) 70% of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment.

The March 2016 Note can be prepaid by us at any time while the March 2016 Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the March 2016 Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the March 2016 Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the March 2016 Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the March 2016 Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date”), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment”), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of our common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000.00 of value under the March 2016 Note or (ii) 1/24th of the total outstanding amount under this March 2016 Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

On June 9, 2016 we amended the March 2016 Note whereby we revised the note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. We also revised the conversion price to mean the lesser of (a) the closing price of our common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. The amendment was accounted for using the extinguishment of debt method. We recorded an $88,956 loss on extinguishment of debt.

On June 9, 2016 (the “Issuance Date”) we closed on the transaction contemplated by the securities purchase agreement (the “SPA”) we entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $87,912 for $80,000, net of an original issuance discount of $7,912 (the “Purchase Price”). The Note bears interest at the rate of 10% per annum. The Purchase Price was paid on June 9, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount is due and payable on June 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of our common stock on June 9, 2016 or (b) 60% of the lowest VWAP price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date.

Equity Line of Credit

On March 9, 2016, we issued an 8% convertible promissory note in the principal amount of $250,000 to Old Main as a commitment fee for entering into a term sheet whereby Old Main agreed to provide us with up to $5,000,000 in financing over a 24 month period through the purchase of our common stock. The proposed equity line will be subject to certain conditions, including, but not limited to, our filing of a Registration Statement covering the resale of the securities issued to Old Main and our continued compliance with the disclosure requirements under the Securities Exchange Act of 1934, as amended. Old Main’s commitment to provide funding under the equity line of credit is subject to us entering into a definitive and binding agreement related to the proposed equity line of credit and as of June 30, 2016 we have not entered into any such agreement.

The terms and conditions of the $250,000 note are substantially identical to the March 2016 Note except the interest rate which is 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of six months is deemed earned as of the date the note was issued. All interest payments will be payable in cash, or subject to certain equity conditions in cash or common stock in the Company’s discretion. Accrued and unpaid interest shall be due on payable on each conversion date and on the date the note matures, or as otherwise provided for in the note.

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

We amended this convertible note on June 9, 2016 to remove the equity condition limitations, removed the amortization payment requirements, to permit voluntary conversions in common stock and revised the conversion price to mean the lesser of (a) the closing price of our common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date.   This amendment was treated as an extinguishment of debt and a resultant loss on extinguishment of debt of $94,030 was realized.

Securities Purchase Agreement and Convertible Note Issued to SBI Investments LLC, 2014-1

On June 30, 2016 (the “Issuance Date”) we closed on the transaction contemplated by the securities purchase agreement (the “SPA”) we entered into with SBI Investments LLC, 2014-1 (“SBI”), whereby SBI   agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $550,000 for $500,000 net of an original issuance discount of $50,000 (the “Purchase Price”). The Note bears interest at the rate of 8% per annum. The Purchase Price was paid on June 30, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount is due and payable on June 30, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of our common stock on June 30, 2016 ($0.08 per share) or (b) 60% of the lowest VWAP price of our common stock for the 20 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. The principal from each funding date and the accrued and unpaid interest relating to that principal amount is due and payable on June 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below.   This convertible debt has been accounted for as a derivative liability and is included in the Note 5 derivative liability calculations below.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

Beginning 6 months after the Issuance Date, we are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the Note is no longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in our common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $25,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and we decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on June 30, 2016, $.08 per share, or (ii) 60% of the lowest VWAP of the Common Stock for the 20 trading days immediately prior to the date of the Bi-Weekly Payment.

The Note can be prepaid by us at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon SBI’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, the company will pay interest at 24%.

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

The following table summarizes the warrant derivative liabilities and convertible notes  activity for the period ending June 30, 2016:

Description	Derivative Liabilities
Fair value at December 31, 2015	$106,265
Change due to Issuances	371,562
Change due to debt extinguishment	91,070
Change due to Exercise/Conversion	(421,371)
Change in Fair Value	261,618
Fair value at June 30, 2016	$409,144

For the period ended June 30, 2016, net derivative expense was $157,926.

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	June 30, 2016
Dividend yield	0.00%
Risk-free rate for term	0.21-1.68%
Volatility	138.4-161.1%
Maturity dates	.19-4.19 years
Stock Price	0.075

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

During the period ending March 31, 2016, the Company amended the derivative notes on March 9, 2016. The amendment included revising the “Alternate Conversion Price to mean 60% of the lowest traded price of the common stock for the 15 consecutive trading days prior to the conversion date. The derivative liability increased by $91,070 due to the amendment which was booked as an additional debt discount.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

The Company has converted $473,158 of principal and $15,416 of interest for 8,172,352 shares ranging in price per share of $.043 to ..085 to June 30, 2016. There is a remaining balance of principal and interest of $14,982 which has subsequently been paid in July 2016.

In conjunction with the issuance of the September 2015 Note, we simultaneously issued 850,000 common stock purchase warrants to Old Main (the “Warrants”). The Warrants may be exercised by Old Main at any time in the 5-year period following the issuance. The exercise price for each share of the Common Stock is equal to the closing price of the Common Stock on September 8, 2015, $0.2625 per share.

On June 9, 2016 and June 30, 2016, the Company entered (either a new issuance or amendment to the 3/9/16 issuance which requires derivative treatment on 6/9/16) into convertible derivative notes with Old Main Capital, LLC and SBI Investments LLC – Sea Otter Global Ventures LLC (referred to as the “the Holders”), in the initial amount of $250,000 (Old Main Capital Commitment Fee Note), $296,153 (Old Main Capital Bridge Note), $87,912 (Old Main Capital Note), and $550,000 (SBI Investments LLC – Sea Otter Global Vent On June 9, 2016 and June 30, 2016, the Company entered (either a new issuance or amendment to the 3/9/16 issuance which requires derivative treatment on 6/9/16) into convertible derivative notes with Old Main Capital, LLC and SBI Investments LLC – Sea Otter Global Ventures LLC (referred to as the “the Holders”), in the initial amount of $250,000 (Old Main Capital Commitment Fee Note), $296,153 (Old Main Capital Bridge Note), $87,912 (Old Main Capital Note), and $550,000 (SBI Investments LLC – Sea Otter Global Ventures LLC Note) (with Original Issue Discounts and deferred financing costs). The notes bear an interest rate of 8% or 10% per annum and matures in 1 year or less under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. In addition, we issued the SBI–Sea Otter Holder a warrant to acquire 250,000 shares of the Company’s common stock. The terms of the Convertible Note is as follows:

1.	The Holders have the right from and after a 180 day delay from the Date of Issuance, and until any time until the Note is fully paid, to convert any outstanding and unpaid principal portion of the Note, and accrued interest, into fully paid and non–assessable shares of Common (par value $.001 per share). Bi–weekly amortization payments are due after 6 months.

2.	The Convertible Notes are convertible at a fixed rate of $0.078 or $0.075 with no reset provisions. The 6/9/16 notes convert at the lower of the fixed rate or this variable rate.

3.	Beneficial ownership is limited to 9.99%.

4.	The Company may redeem the Notes for 125% or 150% of the redemption amount and accrued interest. The Company may upon certain equity conditions redeemed certain notes at the lessor of fixed conversion price and 60% of 15 Trading day low VWAP.

5.	In the event of default the Note bears interest at 24% per annum and converts at 60% of 15 trading day low VWAP (default or fundamental transaction) – a derivative feature.

The June 9th amendments triggered an extinguishment of the debt since the change in the fair value of the embedded derivative exceeded 10% of the carrying value of the debt. The Company booked a $182,986 loss on extinguishment based on the amendments.

The terms of the SBI Warrants are as follows:

1.	The Warrants have a 3 year term.

2.	The 2 issuances of 125,000 Warrant each may be exercised at a conversion price of the lesser of: (i) $0.0820 or $0.0960, or (ii) any lower price of equity linked instruments issued by the Company while the warrant is issued and outstanding (full ratchet reset). This anti–dilution protections provides a full reset upon the issuance of lower price securities by the Company and is available to SBI during the initial 180 days that the Warrant is outstanding.

3.	Beneficial ownership is limited to 4.99% initially and upon Holder request to 9.99%.

On June 9, 2016, the amended Old Capital notes (Bridge Note and Commitment Fee) provided the holder with a variable rate conversion feature. This feature taints all warrants/notes and ongoing derivative treatment is required until the note is paid or converted in full.

6.	The Company may redeem the Notes for 125% or 150% of the redemption amount and accrued interest. The Company may upon certain equity conditions redeemed certain notes at the lessor of fixed conversion price and 60% of 15 Trading day low VWAP.

7.	In the event of default the Note bears interest at 24% per annum and converts at 60% of 15 trading day low VWAP (default or fundamental transaction) – a derivative feature.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

Following is an analysis of convertible debt issued to Old Main Capital and SBI Investments at June 30, 2016:

June 30, 2016
Contractual balance	$1,184,591
Less unamortized discount	(244,267)

Convertible debt	$940,324

The above amount does not include accrued interest to June 30, 2016 of $65,660 which is included with Accounts payable and accrued expenses.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

The following table presents liabilities that are measured and recognized at fair value as of June 30, 2016 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$—	$—	$409,144	$(275,502)
Fair Value at June 30, 2016	$—	$—	$409,144	$(275,502)

Note 8 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stewart Garner	Chairman, CEO, CFO and director

Consulting services from Officer

Consulting services provided by the officer for the period from the three months ended June 30, 2016 and 2015 were as follows:

	For the Six months Ended June 30, 2016	For the Six months Ended June 30, 2015

President, Chief Executive Officer and Chief Financial Officer	$50,400	$36,440

During the six month period ended, June 30, 2016 the Company borrowed $39,424 from Stewart Garner, the President, Chief Executive Officer and Chief Financial Officer of the Company, to fund operations. These loans are unsecured, due on demand and carry no interest.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

Common Stock

Common Shares Issued Cash

No common shares were issued for cash during the period.

On March 1, 2016 $142,403 of debt and accrued interest was converted to 1,808,288 shares of common stock at a conversion price of $.074875 per share.

On March 14, 2016 $42,177 of debt was converted to 628,293 shares of common stock at a conversion price of $.06713 per share.

On April 6, 2016 $25,000 of debt was converted to 295,509 shares of common stock at a conversion price of $.0846 per share.

On April 14, 2016 $25,000 of debt was converted to 347,223 shares of common stock at a conversion price of $.072 per share.

On April 18, 2016 $35,000 of debt was converted to 486,112 shares of common stock at a conversion price of $.072 per share.

On April 25, 2016 $50,000 of debt was converted to 694,445 shares of common stock at a conversion price of $.072 per share.

On April 27, 2016 $30,000 of debt was converted to 458,715 shares of common stock at a conversion price of $.0654 per share.

On April 29, 2016 $35,000 of debt was converted to 583,334 shares of common stock at a conversion price of $.06 per share.

On May 2, 2016 $36,397 of debt and interest were converted to 606,609 shares of common stock at a conversion price of $.06 per share.

On May 4, 2016 $40,000 of debt was converted to 740,741 shares of common stock at a conversion price of $.054 per share.

On May 11, 2016 $40,000 of debt was converted to 740,741 shares of common stock at a conversion price of $.054 per share.

On May 16, 2016 $30,000 of debt was converted to 555,556 shares of common stock at a conversion price of $.054 per share.

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

On May 20, 2016 $30,000 of debt was converted to 555,556 shares of common stock at a conversion price of $.054 per share.

On May 26, 2016 $30,000 of debt was converted to 613,497 shares of common stock at a conversion price of $.0489 per share.

On June 6, 2016 $25,000 of debt was converted to 514,404 shares of common stock at a conversion price of $.0486 per share.

On June 14, 2016 $15,000 of debt was converted to 351,618 shares of common stock at a conversion price of $.04266 per share.

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

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

The Asset Purchase Agreement was closed on June 30, 2016 whereby the Company issued 2,600,200 shares of common stock. The common stock was valued at $195,015 based on the closing price of $.075/share   of the Company’s common stock on the acquisition date. The purchase price as allocated as follows: trademark - $5,000 and customer list - $190,015. Management determined that these intangible assets were impaired and took a charge to earnings of $195,015 during the period ended June 30, 2016.

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on April 8, 2016.

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

The Company

We are a lifelogging software company engaged in the development and commercialization of innovative lifelogging solutions enabling the recording, secure online storage, organizing, retrieving, appreciation and selective sharing of personal information, data, photos, videos and other activities with friends and the public at large. We developed a proprietary cloud-based software solution accessible on iOS and Android devices that offers an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and providing a platform that makes it easy to find and use that data when viewing or sharing media. The first iteration of that context information is focused on geo-location, face-detection, and different options for tagging and social interaction.

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

Our vision is to seamlessly integrate with a wide range of wearable cameras and mobile devices. To realize this vision, our plan is to integrate with selected leading camera manufacturers. We refer to this integrated eco-system as the LifeLogger Platform. In addition, we plan to offer our LifeLogger Platform on a “white-label” license basis to device manufacturers and leading companies in our selected industries. The LifeLogger video cloud storage solution and iOS and Android applications are architected for scalability with high availability designed for use with widely available third party cloud based data providers.

We completed a prototype of our integrated Lifelogger wearable video camera for testing and continue to market this product to potential distributors and joint venture and strategic alliance partners. We are evaluating opportunities from these marketing efforts to determine the extent of our future development and marketing of this device.

Software Development Milestones

Following the successful launch of our private beta version of the LifeLogger Platform in August 2015 to users who expressed interest for exclusive testing with their iOS and Android devices, we launched an open public version during the first quarter of 2016. This release has the primary value proposition built in with geo-coordinates, face detection, playback with interactive map, social engagement features that enable easy sharing and ability to “like” other postings. We are actively collecting and monitoring the usage and feedback to launch a future iOS and Android release that is being designed to increase engagement with added features for social engagement and continuous improvements to the user interface and experience.

Revenue Model

We plan to implement a freemium revenue model with viral marketing of free plans leading to paid upgrades and subscriptions for advanced software features and additional storage. Our plan is to add a paid model following testing of the open beta platform, which we expect to launch in late 2016 or early 2017.

Recent Developments

Share Redemption. Effective May 18, 2016, we redeemed 40,000,000 shares of our common stock held by Consumer Electronics Ventures Corp. (“Consumer Electronics”), our former majority shareholder pursuant to the terms of a Stock Redemption Agreement we entered into with Consumer Electronics. We did not pay any cash compensation to Consumer Electronics for the redemption which was made in consideration of the intended increase in value of the remaining shares of our common stock held by Consumer Electronics.  The shares were valued at par value of $0.001 and reduced the common share value and increased the additional paid in capital.

Acquisition of Pixorial Assets. On June 30, 2016, we completed the acquisition of certain assets of Pixorial, Inc. (“Pixorial”) pursuant to the terms of the Amended and Restated Asset Purchase Agreement entered into among us, Pixorial and Andres Espiniera dated June 20, 2016 (the “Amended Agreement”) as previously disclosed in our Current Report on Form 8-K filed with the SEC on June 21, 2016. Pursuant to the terms of the Amended Agreement, we acquired the trademark “What’s Your Story” and Pixorial’s customer list (the “Pixorial Asset Acquisition”).

Under the terms of the Amended Agreement, we agreed to issue 2,600,200 shares of our unregistered common stock to the existing shareholders and certain creditors of Pixorial. In addition, we amended the exercise price of Mr. Espineira’s November 10, 2015 stock option award to acquire 6,000,000 shares of our common stock to $.10 per share. The shares of our common stock to be issued to Pixorial’s shareholders and creditors are subject to a lock-up agreement whereby one-third the number received by each may be sold beginning as of each of the first three anniversaries of the closing of the Pixorial Asset Acquisition.

In addition, Siena Pier Ventures 2007 Fund, LLP and Siena Pier Ventures, LLC (the “Secured Creditors”), holders of certain indebtedness of Pixorial in the aggregate principal sum of $2,025,000 (the “Siena Debt”) agreed to cancel a portion of the Siena Debt in exchange for 2,437,800 of the total 2,600,200 shares of our common stock to be tendered as consideration for the Pixorial Asset Acquisition and the Secured Creditors’ shares are subject to a lock-up agreement whereby only one-third of the shares may be sold beginning on each of the first three anniversaries of the closing of the Pixorial Asset Acquisition which occurred on June 30, 2016.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2016 and 2015. For comparative purposes, we are comparing the three and six months ended June 30, 2016, to the three and six months ended June 30, 2015. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this quarterly report.

Revenue. Total revenue was $0 for the six month periods ended June 30, 2016 and June 30, 2015, respectively. We plan to implement a freemium revenue model with viral marketing of free plans leading to paid upgrades and subscriptions for advanced software features and additional storage. Our plan is to add a paid model following testing of the open beta platform, which we expect to complete in the third or fourth quarter of 2016.

Cost of Revenue. We had no cost of revenues for the period ended June 30, 2016 or 2015 as we had no revenues. We are not able to predict what our expected gross profits will be in remaining periods in fiscal 2016 as we are unable to estimate software licensing revenue from our LifeLogger Platform.

Operating Expenses. Total operating expenses were $626,511 and $322,496 for the three months ended June 30, 2016 and June 30, 2015, respectively. Total operating expenses were $1,082,523 and $612,759 for the six months ended June 30, 2016 and June 30, 2015, respectively. These increases are primarily attributable to increases in stock based compensation expense, impairment of intangible assets related to certain assets acquired from Pixorial during the three month period and general and administrative expenses with an offsetting decrease in consulting and research and development. We expect increases in our operating expenses as we ramp up our software development and sales efforts.

Other Expenses. Other expenses were $609,935 and $0 for the three months ended June 30, 2016 and June 30, 2015, respectively. Other expenses were $1,343,373 and $0 for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase is primarily attributable to an increase in loss on extinguishment of debt, change in fair value of derivatives, commitment fee expense and interest expense associated with our increased borrowing and change in the fair value of derivative warrants and notes. We expect increases in our interest expense due to our increased borrowings and are unable to predict changes in the fair value of our derivative securities which is largely based on the trading price of our common stock.

Net Loss. The net loss was $1,419,279 and $322,496 for the three months ended June 30, 2016 and June 30, 2015, respectively. The net loss was $2,608,729 and $612,759 for the six months ended June 30, 2016 and June 30, 2015, respectively. This increase is a result of the increase in operating expenses and other expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2016, our working capital amounted to $(1,064,225), a decrease of $657,463 as compared to working capital of $(406,762), as of December 31, 2015. This decrease is primarily a result of increases in Convertible Notes Payable, derivative liabilities for notes and warrants, accounts payable and amounts due a related party, partially offset by an increase in cash and decrease in note payable. Working capital consisted primarily of cash of $496,990, Accounts payable and accrued expenses of $176,693, Convertible Notes Payable of $940,324, and Derivative Liabilities of $349,753.

Net cash used in operating activities was $477,209 during the six month period ended June 30, 2016 compared to $355,476 in the six month period ended June 30, 2015. The increase in cash used in operating activities is primarily attributable to an increase in net loss and partially offset by options issued as compensation, extinguishment of debt, impairment of intangible assets and change in derivative liability reporting.

Net cash used in investing activities was $0 during the six month period ended June 30, 2016 compared to $332 in the six month period ended June 30, 2015.

Net cash provided by financing activities was $842,500 during the six month period ended June 30, 2016 compared to $150,000 in the six month period ended June 30, 2015. The increase in cash provided by financing activities consisted of proceeds from a note payable.

We do not have sufficient resources to effectuate all aspects of our business plan. We expect to incur a minimum of $570,000 in expenses during the next twelve months of operations if we continue to pursue our current plans. We estimate that this will be comprised of approximately $137,000 towards development of the Lifelogger Platform, $257,000 towards administrative and executive subcontractors, and marketing expenses will be determined based on our open beta feedback. Additionally, approximately $176,000 will be needed for general overhead    expenses such as for corporate legal and accounting fees, office overhead and general working capital. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity, or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. Other than the agreements discussed below, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Recent Financing Transactions

Securities Purchase Agreement and Convertible Note Issued to Old Main Capital, LLC

Promissory Note and Warrants to SBI Investments LLC, 2014-1

On June 30, 2016 (the “Issuance Date”), we closed on the transactions contemplated by the securities purchase agreement (the “SPA”) with SBI Investments LLC, 2014-1 (“SBI”), whereby SBI agreed to invest $500,000.00 (the “Purchase Price”) in our Company in exchange for the Note (as defined below), Series A Warrant (as defined below), and Series B Warrant (as defined below). Pursuant to the SPA, we issued a promissory note to SBI, in the original principal amount of $550,000.00, which bears interest at 8% per annum (the “Note”). The Purchase Price was paid to us in full on the Issuance Date. The maturity date of the Note is June 30, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid.

Beginning 6 months after the Issuance Date, we are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the Note is on longer outstanding (each a “Bi-Weekly Payment”). Each Bi-Weekly Payment may be made in cash, or in our common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $25,000.00 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and we decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on June 30, 2016, or (ii) 60% of the average of the lowest VWAP of the Common Stock for the 20 trading days immediately prior to the date of the Bi-Weekly Payment. Additionally, SBI has the right at any time, beginning six months after the Issuance Date, to convert amounts owed under the Note into Common Stock at the closing price of the Common Stock on June 30, 2016. The conversion price under the Note is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events as provided therein. If an event of default under the Note occurs, SBI has the right to convert amounts owed under the Note into Common Stock at 60% multiplied by the lowest VWAP of the Common Stock for the 20 trading days immediately prior to the applicable conversion date.

The Note is not convertible to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon the conversion of the Note or otherwise would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days’ notice to us by the holder.

The Note can be prepaid by us at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within 10 business days after SBI’s notice to us of such event of default, SBI has the option to require our redemption of the Note in cash at a redemption price of 130% multiplied by the outstanding principal and interest of the Note. The Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

In conjunction with the issuance of the Note, we simultaneously issued to SBI a Series A warrant to purchase 125,000 shares of Common Stock (the “Series A Warrant”) and Series B warrant to purchase 125,000 shares of Common Stock (the “Series B Warrant”). The Warrants may be exercised by SBI at any time in the 3 year period following the Issuance Date. The exercise price for each share of the Common Stock under the Series A Warrant is equal to $0.082. The exercise price for each share of the Common Stock under the Series B Warrant is equal to $0.096. The exercise prices under the Series A Warrant and the Series B Warrant are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events as provided therein. In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then the holder of the warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete exercise of the warrant (without regard to any limitations on exercise hereof, including without limitation, the beneficial ownership limitation) immediately before the date on which a record is taken for the grant, issuance or sale of such purchase rights, or, if no such record is taken, the date as of which the record holders of shares of common stock are to be determined for the grant, issue or sale of such purchase rights (provided, however, to the extent that the holder’s right to participate in any such purchase right would result in the holder exceeding the beneficial ownership limitation, then the holder shall not be entitled to participate in such purchase right to such extent (or beneficial ownership of such shares of common stock as a result of such purchase right to such extent) and such purchase right to such extent shall be held in abeyance for the holder until such time, if ever, as its right thereto would not result in the holder exceeding the beneficial ownership limitation).

The Note is not convertible to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon the conversion of the Note or otherwise would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days’ notice to us by the holder.

Equity Line of Credit

On March 9, 2016, we issued an 8% convertible promissory note in the principal amount of $250,000 to Old Main as a commitment fee for entering into a term sheet whereby Old Main agreed to provide us with up to $5,000,000 in financing over a 24 month period through the purchase of our common stock. The proposed equity line will be subject to certain conditions, including, but not limited to, our filing of a Registration Statement covering the resale of the securities issued to Old Main and our continued compliance with the disclosure requirements under the Securities Exchange Act of 1934, as amended. Old Main’s commitment to provide funding under the equity line of credit is subject to us entering into a definitive and binding agreement related to the proposed equity line of credit and as of the date of this report we have not entered into any such agreement. We amended this convertible note on June 9, 2016 to remove the equity condition limitations, removed the amortization payment requirements, to permit voluntary conversions in common stock and revised the conversion price to mean the lesser of (a) the closing price of our common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date.

Going Concern Consideration

We have incurred significant losses since our inception on June 4, 2012. We had a net loss during the six month period ended June 30, 2016 of $2,608,729 and an accumulated deficit of $3,937,516 as of June 30, 2016. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year ended December 31, 2015, our auditor included a statement that there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2016, we have no off-balance sheet arrangements that meet such criterion.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2016 for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2016:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements..

●	Significant Deficiencies – Inadequate segregation of duties.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 6, 2016 $25,000 of debt was converted to 295,509 shares of common stock at a conversion price of $.0846 per share.

On April 14, 2016 $25,000 of debt was converted to 347,223 shares of common stock at a conversion price of $.072 per share.

On April 18, 2016 $35,000 of debt was converted to 486,112 shares of common stock at a conversion price of $.072 per share.

On April 25, 2016 $50,000 of debt was converted to 694,445 shares of common stock at a conversion price of $.072 per share.

On April 27, 2016 $30,000 of debt was converted to 458,715 shares of common stock at a conversion price of $.0654 per share.

On April 29, 2016 $35,000 of debt was converted to 583,334 shares of common stock at a conversion price of $.06 per share.

On May 2, 2016 $36,397 of debt and interest were converted to 606,609 shares of common stock at a conversion price of $.06 per share.

On May 4, 2016 $40,000 of debt was converted to 740,741 shares of common stock at a conversion price of $.054 per share.

On May 11, 2016 $40,000 of debt was converted to 740,741 shares of common stock at a conversion price of $.054 per share.

On May 16, 2016 $30,000 of debt was converted to 555,556 shares of common stock at a conversion price of $.054 per share.

On May 20, 2016 $30,000 of debt was converted to 555,556 shares of common stock at a conversion price of $.054 per share.

On May 26, 2016 $30,000 of debt was converted to 613,497 shares of common stock at a conversion price of $.0489 per share.

On June 6, 2016 $25,000 of debt was converted to 514,404 shares of common stock at a conversion price of $.0486 per share.

On June 14, 2016 $15,000 of debt was converted to 351,618 shares of common stock at a conversion price of $.04266 per share.

On June 30, 2016 we agreed to issue 2,600,200 shares of our unregistered common stock in consideration for the acquisition of certain assets we acquired from Pixorial valued at $.075 per share, or an aggregate of $195,015.

.

These shares of our common stock were issued in reliance on the exemption from registration provided by Sections 3(a)(9) or 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 9, 2016 (the “Issuance Date”) we closed on the transaction contemplated by the securities purchase agreement (the “SPA”) we entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $87,912 for $80,000, net of an original issuance discount of $7,912 (the “Purchase Price”). The Note bears interest at the rate of 10% per annum. The Purchase Price was paid on June 9, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount is due and payable on June 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of our common stock on June 9, 2016 or (b) 60% of the lowest VWAP price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date.

On June 9, 2016 the Company entered into an amendment to the Convertible Promissory Note it issued to Old Main Capital, LLC (“Old Main”) on March 9, 2016, for $296,153 (the “Convertible Note Amendment”). Under the terms of the Convertible Note Amendment, we revised the note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. We also revised the conversion price to mean the lesser of (a) the closing price of our common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. The amendment was accounted for using the extinguishment of debt method. The Company booked a $88,956 loss on extinguishment of debt.

On June 9, 2016 the Company entered into an amendment to the Convertible Promissory Note commitment fee it issued to Old Main Capital, LLC (“Old Main”) on March 9, 2016 of $250,000 (the “Convertible Note Amendment-fee”). Under the terms of the Convertible Note Amendment-fee, we revised the note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. We also revised the conversion price to mean the lesser of (a) the closing price of our common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. The amendment was accounted for using the extinguishment of debt method. The Company booked a $94,030 loss on extinguishment of debt.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed January 6, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 4, 2013).

4.1	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

4.3	Promissory Note dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.4	Common Stock Purchase Warrant dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.5	10% Convertible Promissory Note in the original principal amount of $296,153 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.6	Amendment No. 1 dated March 9, 2016 to Convertible Promissory Note dated September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.7	8% Convertible Promissory Note in the principal amount of $250,000 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.7*	10% Convertible Promissory Note in the principal amount of $87,912 dated June 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC.

4.8*	Amendment dated June 9, 2016 to $296,153 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by Lifelogger Technologies Corp. to Old Main Capital, LLC.

4.9*	Amendment dated June 9, 2016 to $250,000 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by Lifelogger Technologies Corp. to Old Main Capital, LLC.

4.10	Promissory Note dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.11	Series A Common Stock Purchase Warrant dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.12	Series B Common Stock Purchase Warrant dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

10.1	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.2	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.3	Securities Purchase Agreement dated as of September 24, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.4	Securities Purchase Agreement dated as of December 8, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.5	Securities Purchase Agreement dated as of May 7, 2015 between Lifelogger Technologies Corp. and SSID Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015)

10.6	Securities Purchase Agreement dated as of July 20, 2015 between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.7	Securities Purchase Agreement dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.8	Asset Purchase Agreement dated November 10, 2015 entered into among Lifelogger Technologies, Inc., Pixorial, Inc. and Andres Espineira (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.9	Consulting Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.10	Stock Option Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.11	Amendment dated November 12, 2015 to Promissory Note and Securities Purchase Agreement dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.12	Securities Purchase Agreement dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

10.13	First Amendment to Asset Purchase Agreement entered into on March 30, 2016 between Lifelogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

10.14*	Debt Settlement Agreement dated February 24, 2016 entered into between Lifelogger Technologies Corp. and Glamis Capital SA.

10.15	Amended and Restated Asset Purchase Agreement dated as of June 20, 2016 between Lifelogger Technologies Corp., Pixorial, Inc. and Andres Espiniera (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 21, 2016).

10.16	Stock Option Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on November 16, 2015).

10.17	Securities Purchase Agreement dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

31.1*	Section 302 Certificate of Principal Executive Officer.

31.2*	Section 302 Certificate of Principal Financial Officer.

32.1*	Section 906 Certificate of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOGGER TECHNOLOGIES CORP.

Dated: August 15, 2016	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

