Form 10-Q
period 2016-09-30
Lifelogger Technologies Corp
filed 2016-11-15
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2016
Common Stock, $0.001 par value	56,008,733

LIFELOGGER TECHNOLOGIES CORP.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	F-1
Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	F-2
Statements of Operations for the nine months ended September 30, 2016 and September 30, 2015 and the three months ended September 30, 2016 and September 30, 2015 (Unaudited)	F-3
Statement of Stockholders’ Equity (Deficit) for the nine months Ended September 30, 2016 (Unaudited)	F-4
Statements of Cash Flows for the nine months Ended September 30, 2016 and 2015 (Unaudited)	F-5
Notes to the Financial Statements (Unaudited)	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	7
Item 4. Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	8
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3. Defaults Upon Senior Securities	8
Item 4. Mine Safety Disclosure	8
Item 5. Other Information	8
Item 6. Exhibits	8

SIGNATURES	11

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Index to Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)

ASSETS

Current Assets:
Cash	$209,817	$131,699
Prepaid expenses	4,374	10,319
Deferred financing costs	5,119	3,453
Total current assets	219,310	145,471

Furniture and Fixtures
Furniture and fixtures	9,578	9,578
Accumulated depreciation	(2,395)	(1,368)
Furniture and fixtures, net	7,183	8,210

Total Assets	$226,493	$153,681

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$93,136	$118,737
Corporate taxes payable	10,000	-
Due to related party	-	2,310
Note payable	-	135,000
Convertible Notes payable, net of unamortized discount of $192,853 and 283,763	981,212	189,921
Derivative liability - notes	251,199	53,392
Derivative liability - warrants	51,957	52,873
Total current liabilities	1,387,504	552,233
Total liabilities	1,387,504	552,233

Commitments and Contingencies
Stockholders' (Deficit):

Preferred stock par value $0.001: 5,000,000 shares authorized;
None issued or outstanding	-	-
Common stock par value $0.001: 120,000,000 shares authorized;
55,595,184 and 82,430,503 shares issued and outstanding, respectively	55,595	82,431
Additional paid-in capital	3,039,178	847,804
Accumulated deficit	(4,255,784)	(1,328,787)
Total stockholders' (deficit)	(1,161,011)	(398,552)
Total Liabilities and Stockholders' (Deficit)	$226,493	$153,681

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross margin	-	-	-	-

Operating Expenses:
Research and development	60,682	116,629	263,315	367,856
Advertising and promotions	3,188	817	13,675	10,830
Consulting -related parties	25,200	26,614	75,600	94,727
Consulting - other	60,596	45,269	222,007	264,450
Stock based compensation	173,323	-	521,667	-
Impairment of intangible assets	-	-	195,015	-
General and administrative	29,136	63,725	143,369	127,950

Total operating expenses	352,125	253,054	1,434,648	865,813

Loss from operations	(352,125)	(253,054)	(1,434,648)	(865,813)

Other income (expenses)
Change in fair value of derivative-warrants	7,434	-	14,376	-
Change in fair value of derivative-notes	81,064	53,212	(187,496)	53,212
Loss on extinguishment of debt	-	-	(682,067)	-
Commitment fee expense	-	-	(250,000)	-
Interest expense	(54,641)	(54,420)	(377,112)	(54,420)

Total other income (expenses)	33,857	(1,208)	(1,482,299)	(1,208)

Loss before income tax provision	(318,268)	(254,262)	(2,916,947)	(867,021)

Income tax provision	-	-	10,050	-

Net Loss	$(318,268)	$(254,262)	$(2,926,997)	$(867,021)
Net Loss Per Common Share:
- Basic and Diluted	$(0.00)	$(0.00)	$(0.04)	$(0.01)
Weighted Average Common Shares Outstanding:
- Basic and Diluted	55,264,192	83,590,543	67,640,679	83,041,927

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Unaudited)

			Additional		Total
	Common stock par value $0.001		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2014	81,841,666	$81,842	$477,535	$(242,249)	$317,128

Common stock issued for services	240,000	240	106,736	-	106,976
Common stock issued for cash, at $0.43 per share	348,837	349	149,651	-	150,000
Options granted for consultant	-	-	113,882	-	113,882

Net loss	-	-	-	(1,086,538)	(1,086,538)

Balance December 31, 2015	82,430,503	$82,431	$847,804	$(1,328,787)	$(398,552)

Common stock issued for debt	1,808,288	1,808	495,470	-	497,278
Options granted for consultant	-	-	521,667	-	521,667
Common stock issued for intangible assets	2,600,200	2,600	192,415	-	195,015
Common stock issued for debt	8,756,193	8,756	941,822	-	950,578
Shares redeemed	(40,000,000)	(40,000)	40,000	-
Net loss				(2,926,997)	(2,926,997)

Balance, September 30, 2016	55,595,184	$55,595	$3,039,178	$(4,255,784)	$(1,161,011)

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2016	September 30, 2015

Operating Activities:
Net loss	$(2,926,997)	$(867,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	1,027	1,026
Shares issued for consulting services	-	106,976
Options issued - consulting	521,667	-
Interest expense recognized through accretion of discount on debt	284,262	28,380
Original issue discount on new financing	26,653
Interest expense recognized through amortization of deferred financing costs	5,334	298
Commitment fee expense	250,000
Change in fair value of derivative liabilities-notes	187,496	(53,212)
Change in fair value of derivative liabilities-warrants	(14,376)	-
Extinguishment of debt	682,067	-
Impairment of intangible asset	195,015	-
Changes in Operating Assets and Liabilities:
Accounts receivable	-	93,021
Prepaid expenses	5,945	11,122
Accounts payable and accrued expenses	9,835	53,845
Corporate taxes payable	10,000	-
Accounts payable - related party	(2,310)	-

Net Cash Used in Operating Activities	(764,382)	(625,565)

Investing Activities:
Purchase of Capital Assets	-	(332)

Net Cash used in Investing Activities	-	(332)

Financing Activities:
Proceeds from note payable	849,500	380,000
Payment of deferred financing costs	(7,000)	-
Proceeds from issuance of common stock	-	150,000

Net Cash Provided by Financing Activities	842,500	530,000
Net Change in Cash	78,118	(95,897)
Cash - Beginning of Reporting Period	131,699	238,747
Cash - End of Reporting Period	$209,817	$142,850

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-

Income Tax Paid	$-	$-

Noncash investing and financing activities:

Issuance of common stocks for settlement of notes payable and accrued interest	$1,407,223	$-

Note payable issued for financing cost	$250,000	$-

Issuance of common stock for acquisition of intangible assets	$195,015	$-

Conversion of debt equity	$483,684	$-

Shares redeemed	$40,000	$-

  See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

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

September 30, 2016 and 2015

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

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. There were no cash equivalents as at September 30, 2016.

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

September 30, 2016 and 2015

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

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

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

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 6,000,000 options outstanding as of September 30, 2016 and December 31, 2015.

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

September 30, 2016 and 2015

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

The tax years from December 31, 2012 thru December 31, 2015 remain subject to tax examination.

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

The computation of basic and diluted loss per share for the nine months ended September 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive (the number of potentially dilutive securities issuable upon conversion of our convertible debt with a variable conversion rate is computed using the market price of our common stock during as of the last trading day of September 30, 2016):

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

●	Stock Warrants (Exercise price - $0.2625/share) – 850,000 common stock equivalents

●	Stock Warrants (Exercise price - $0.082/share) – 250,000 common stock equivalents

●	Convertible Debt (Conversion price - $0.078/share) –3,858,471 common stock equivalents

●	Convertible Debt (Conversion price - $0.078/share) –3,333,333 common stock equivalents

●	Convertible Debt (Conversion price - $0.078/share) –1,183,436 common stock equivalents

●	Convertible Debt (Conversion price - $0.075/share) –7,626,667 common stock equivalents

●	Stock options (exercise price -$0.10/share) – 6,000,000 common stock equivalents.

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

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer

2.	Identify the performance obligations in the contract

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

September 30, 2016 and 2015

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

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

As reflected in the financial statements, the Company had an accumulated deficit of $4,255,784 at September 30, 2016, a net loss of $2,926,997 and net cash used in operating activities of $764,382 for the reporting period then ended  . These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, its cash position may not be sufficient to support its daily operations. The Company is currently integrating higher search engine optimization rankings thru organic growth via our existing customer base. By growing and utilizing our customer base we will slowly introduce paid options and extended storage fees. We anticipate that these options will be integrated in Q2 2017. Paid subscriptions will also be offered for more advanced options in conjunction with other providers that complement and enhance our platform. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

Securities Purchase Agreement and Convertible Notes Issued to Old Main Capital, LLC

On March 9, 2016 (the “Issuance Date”) we closed on the transaction contemplated by the securities purchase agreement (the “SPA”) we entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “March 2016 Note”) in the original principal amount of $296,153 for $269,500, net of an original issuance discount of $26,653 (the “Purchase Price”). The March 2016 Note bears interest at the rate of 10% per annum. The Purchase Price will be paid as follows: (i) $84,500 was paid in cash to us on March 12, 2016 (ii) $100,000 was paid in cash to us on April 6, 2016 (iii) $85,000 was paid in cash to us on May 6, 2016. The principal from each funding date and the accrued and unpaid interest relating to that principal amount is due and payable on March 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the March 2016 Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below.

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

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

On June 9, 2016 (the “Issuance Date”) we closed on the transaction contemplated by the securities purchase agreement (the “SPA”) we entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $87,912 for $80,000, net of an original issuance discount of $7,912 (the “Purchase Price”). The Note bears interest at the rate of 10% per annum. The Purchase Price was paid on June 9, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount is due and payable on June 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of our common stock on June 9, 2016 or (b) 60% of the lowest VWAP price of our common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. As at September 30, 2016 the Company owes $87,912 in principal and $4,396 in accrued interest.

Equity Line of Credit

On March 9, 2016, we issued an 8% convertible promissory note in the principal amount of $250,000 to Old Main as a commitment fee for entering into a term sheet whereby Old Main agreed to provide us with up to $5,000,000 in financing over a 24 month period through the purchase of our common stock. The proposed equity line will be subject to certain conditions, including, but not limited to, our filing of a Registration Statement covering the resale of the securities issued to Old Main and our continued compliance with the disclosure requirements under the Securities Exchange Act of 1934, as amended. Old Main’s commitment to provide funding under the equity line of credit is subject to us entering into a definitive and binding agreement related to the proposed equity line of credit and as of September 30, 2016 we have not entered into any such agreement.

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

Beginning six months after the date of the note, the Company is required to begin to make bi-weekly amortization payments (for the avoidance of doubt, bi-weekly shall mean every two weeks), in cash to Old Main until the note is repaid in full. Each bi-weekly payment shall consist of at least 1/12th of the total outstanding amount under the note as of the amortization payment date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period pursuant to this paragraph), and any applicable penalties. The Company may make a bi-weekly payment to Old Main in the Company’s common stock, in the event that the equity conditions provided for in the note are satisfied. The maturity date of the note is March 9, 2017.

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

The Note can be prepaid by us at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon SBI’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, the company will pay interest at 24%. As at September 30, 2016 the Company owes $550,000 in principal and $22,000 in accrued interest.

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

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

The following table summarizes the warrant derivative liabilities and convertible notes activity for the period ending September 30, 2016:

Description	Derivative Liabilities
Fair value at December 31, 2015	$106,265
Change due to Issuances	371,562
Change due to debt extinguishment	91,070
Change due to Exercise/Conversion	(438,861)
Change in Fair Value	173,120
Fair value at September 30, 2016	$303,156

For the nine months ended September 30, 2016, net derivative expense was $173,120

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	September 30, 2016
Dividend yield	0.00%
Risk-free rate for term	0.45-0.88%
Volatility	120.2-140.4%
Maturity dates	.44-3.94 years
Stock Price	0.066

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

Note 6 – Convertible Debt

Old Main Capital, LLC – September 2015:

On September 14, 2015 (the “Issuance Date”), the Company closed on the transactions contemplated by the securities purchase agreement (the “SPA”) with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to invest $450,000 (the “Purchase Price”) in our Company in exchange for the Note (as defined below) and Warrants (as defined below). Pursuant to the SPA, we issued a promissory note to Old Main, in the original principal amount of $473,864, which bears interest at 10% per annum (the “September 2015 Note”). The Purchase Price will be paid as follows: (1) $250,000 funded in cash to us on the Issuance Date, (2) the remaining $200,000 within 30 days after the Issuance Date. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable on September 8, 2016 (the “Maturity Date”). Any amount of principal or interest that is due under the September 2015 Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid.

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

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

The Company has converted $473,684 of principal and $28,033 of interest for 8,509,360 shares ranging in price per share of $.039 to ..085 to September 30, 2016. This loan has been completely paid off by July 22, 2016.

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

On June 9, 2016 and June 30, 2016, the Company entered (either a new issuance or amendment to the 3/9/16 issuance which requires derivative treatment on 6/9/16) into convertible derivative notes with Old Main Capital, LLC and SBI Investments LLC – Sea Otter Global Ventures LLC (referred to as the “the Holders”), in the initial amount of $250,000 (Old Main Capital Commitment Fee Note), $296,153 (Old Main Capital Bridge Note), $87,912 (Old Main Capital Note), and $550,000 (SBI Investments LLC – Sea Otter Global Vent On June 9, 2016 and June 30, 2016, the Company entered (either a new issuance or amendment to the 3/9/16 issuance which requires derivative treatment on 6/9/16) into convertible derivative notes with Old Main Capital, LLC and SBI Investments LLC – Sea Otter Global Ventures LLC (referred to as the “the Holders”), in the initial amount of $250,000 (Old Main Capital Commitment Fee Note), $296,153 (Old Main Capital Bridge Note), $87,912 (Old Main Capital Note), and $550,000 (SBI Investments LLC – Sea Otter Global Ventures LLC Note) (with Original Issue Discounts and deferred financing costs). The notes bear an interest rate of 8% or 10% per annum and matures in 1 year or less under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. In addition, we issued the SBI–Sea Otter Holder a warrant to acquire 250,000 shares of the Company’s common stock. The terms of the Convertible Note are as follows:

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

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

On June 9, 2016, the amended Old Main notes (Bridge Note and Commitment Fee) provided the holder with a variable rate conversion feature. This feature taints all warrants/notes and ongoing derivative treatment is required until the note is paid or converted in full.

6.	The Company may redeem the Notes for 125% or 150% of the redemption amount and accrued interest. The Company may upon certain equity conditions redeemed certain notes at the lessor of fixed conversion price and 60% of 15 Trading day low VWAP.

7.	In the event of default the Note bears interest at 24% per annum and converts at 60% of 15 trading day low VWAP (default or fundamental transaction) – a derivative feature.

Following is an analysis of convertible debt issued to Old Main Capital and SBI Investments at September 30, 2016:

September 30, 2016
Contractual balance	$1,174,065
Less unamortized discount	(192,853)

Convertible debt	$981,212

The above amount does not include accrued interest to September 30, 2016 of $54,515 which is included with Accounts payable and accrued expenses.

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

Note 7 - Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, warrants and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2016, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

The following table presents liabilities that are measured and recognized at fair value as of September 30, 2016 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$—	$—	$303,156	$(173,120)
Fair Value at September 30, 2016	$—	$—	$303,156	$(173,120)

There were no transfers between the fair value levels.

Note 8 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stewart Garner	Chairman, CEO, CFO and director

Consulting services from Officer

Consulting services provided by the officer for the period from the nine months ended September 30, 2016 and 2015 were as follows:

	For the nine months Ended September 30, 2016	For the nine months Ended September 30, 2015

President, Chief Executive Officer and Chief Financial Officer	$75,600	$94,727

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

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

On July 29, 2016 $13,143 of debt was converted to 337,008 shares of common stock at a conversion price of $.039 per share.

On September 22, 2016 $10,000 of debt was converted to 246,185 shares of common stock at a conversion price of $.0406 per share.

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

The Asset Purchase Agreement was closed on June 30, 2016 whereby the Company issued 2,600,200 shares of common stock. The common stock was valued at $195,015 based on the closing price of $.075/share of the Company’s common stock on the acquisition date. The purchase price was allocated as follows: trademark - $5,000 and customer list - $190,015. Management determined that these intangible assets were impaired and took a charge to earnings of $195,015 during the period ended June 30, 2016.

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following event occurred subsequent to September 30, 2016:

On October 6, 2016 $10,000 of the Company’s convertible debt was converted to 246,185  shares of common stock at a conversion price of $.0406 per share.

On November 7, 2016 $5,000 of the Company’s convertible debt was converted to 168,011  shares of common stock at a conversion price of $.02796 per share.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2016 and 2015. For comparative purposes, we are comparing the three and nine months ended September 30, 2016, to the three and nine months ended September 30, 2015. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this quarterly report.

Revenue. Total revenue was $0 for the nine month ended September 30, 2016 and September 30, 2015, respectively. We plan to implement a freemium revenue model with viral marketing of free plans leading to paid upgrades and subscriptions for advanced software features and additional storage. Our plan is to add a paid model following testing of the open beta platform, which we expect to complete in early 2017.

Cost of Revenue. We had no cost of revenues for the nine months ended September 30, 2016 or 2015 as we had no revenues. We are not able to predict what our expected gross profits will be in remaining periods in fiscal 2016 as we are unable to estimate software licensing revenue from our LifeLogger Platform.

Operating Expenses. Total operating expenses were $352,125 and $253,054 for the three months ended September 30, 2016 and September 30, 2015, respectively. Total operating expenses were $1,434,648 and $865,813 for the nine months ended September 30, 2016 and September 30, 2015, respectively. These increases are primarily attributable to increases in stock based compensation expense, impairment of intangible assets related to certain assets acquired from Pixorial during June 2016 and general and administrative expenses with an offsetting decrease in consulting and research and development. We expect increases in our operating expenses as we ramp up our software development and sales efforts.

Other Expenses. Other income (expenses) were $33,857 and ($1,208) for the three months ended September 30, 2016 and September 30, 2015, respectively. Other expenses were $1,482,299 and $1,208 for nine months ended September 30, 2016 and September 30, 2015, respectively. The increase is primarily attributable to an increase in loss on extinguishment of debt, change in fair value of derivatives, commitment fee expense and interest expense associated with our increased borrowing and change in the fair value of derivative warrants and notes. We expect increases in our interest expense due to our increased borrowings and are unable to predict changes in the fair value of our derivative securities which is largely based on the trading price of our common stock.

Net Loss. The net loss was $318,268 and $254,262 for the three months ended September 30, 2016 and September 30, 2015, respectively. The net loss was $2,926,997 and $867,021 for the nine months ended September 30, 2016 and September 30, 2015, respectively. This increase is a result of the increase in operating expenses and other expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2016, our working capital amounted to $(1,168,194), a decrease of $761,432 as compared to working capital of $(406,762), as of December 31, 2015. This decrease is primarily a result of increases in Convertible Notes Payable, derivative liabilities for notes and warrants, accounts payable and amounts due a related party, partially offset by an increase in cash and decrease in note payable. Working capital consisted primarily of cash of $209,817, Accounts payable and accrued expenses of $93,136 Convertible Notes Payable of $981,212, and Derivative Liabilities of $303,156.

Net cash used in operating activities was $764,382 during the nine month period ended September 30, 2016 compared to $625,565 in the nine month period ended September 30, 2015. The increase in cash used in operating activities is primarily attributable to an increase in net loss and partially offset by options issued as compensation, extinguishment of debt, impairment of intangible assets and change in derivative liability reporting.

Net cash used in investing activities was $0 during the nine month period ended September 30, 2016 compared to $332 in the nine month period ended September 30, 2015.

Net cash provided by financing activities was $842,500 during the nine month period ended September 30, 2016 compared to $530,000 in the nine month period ended September 30, 2015. The increase in cash provided by financing activities consisted of proceeds from a note payable.

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

Going Concern Consideration

We have incurred significant losses since our inception on June 4, 2012. We had a net loss during the nine month period ended September 30, 2016 of $2,926,997 and an accumulated deficit of $4,255,784 as of September 30, 2016. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2016, we have no off-balance sheet arrangements that meet such criterion.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2016 for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2016:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 29, 2016 $13,143 of debt was converted to 337,008 shares of common stock at a conversion price of $.039 per share.

On September 22, 2016 $10,000 of debt was converted to 246,185 shares of common stock at a conversion price of $.0406 per share.

These shares of our common stock were issued in reliance on the exemption from registration provided by Sections 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act ”).

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

LIFELOGGER TECHNOLOGIES CORP.

Dated: November 14, 2016	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)