Form 10-K
period 2016-12-31
Lifelogger Technologies Corp
filed 2017-04-17
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,927,723 on June 30, 2016.

The number of shares of the registrant’s Common Stock issued and outstanding was 2,744,830 shares as of April 17, 2017.

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

The Company

We are a lifelogging software company that developed and hosts a proprietary cloud-based software solution accessible on iOS and Android devices that offers an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and providing a platform that makes it easy to find and use that data when viewing or sharing media. The first iteration of that context information is focused on geo-location, face-detection, and different options for tagging and social interaction.

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

Our vision is to seamlessly integrate with a wide range of wearable cameras and mobile devices. To realize this vision, our plan is to integrate with selected leading camera manufacturers. We refer to this integrated eco-system as the LifeLogger Platform. In addition, our LifeLogger Platform can be configured for use on a “white-label” license basis by device manufacturers and leading companies in our selected industries. The LifeLogger video cloud storage solution and iOS and Android applications are architected for scalability with high availability designed for use with widely available third party cloud based data providers.

Software Development Milestones

Following the launch of our private beta version of the LifeLogger Platform in August 2015 to users who expressed interest for exclusive testing with their iOS and Android devices, we launched an open public version during the first quarter of 2016. This release has the primary value proposition built in with geo-coordinates, face detection, playback with interactive map, social engagement features that enable easy sharing and ability to “like” other postings. Among the uses of our platform are the ability to share a video of a customer’s vacation in Europe with others that is integrated with an interactive map showing the viewer where the video is taking place, allowing the viewer to seamlessly switch to the map view and even show additional views of those locations and other media taken by other people nearby. The end result is designed to provide an enhanced media experience much richer than just sharing the video alone.

We maintain the operation of this platform and are seeking potential distributors, joint venture and strategic alliance partners and additional sources of financing to enable us to pursue continued marketing and future development and commercialization activities to increase engagement and make improvements to the user interface and experience.

Our Vision

Our mission is to connect people with the media that matters to them. To accomplish this, we envision collecting as much data as possible about the captured device agnostic media allowing users to get videos from their iOS or Android device, or other wearable camera and/or sensor solutions. In addition to the data we might collect to augment the video, our plan is to anonymously collect viewing data and evaluate habits to determine what is most relevant to our customers as we intersect those patterns with the customer’s connected social media networks. Between the data we are capable of adding to users’ media and data that is publicly available (e.g. street views, mapping, other people’s videos), users are able to access other media that’s relevant to their photos and/or video. We believe that the end result is a much richer experience for our users and a data network that facilitates finding media that is relevant to our customers.

The Idea of Lifelogging

Lifelogging is a way of journaling one’s life using media. We make lifelogging accessible to the mass market by taking videos and images right from users’ smart phones, wearable camera and/or sensor solutions, and adding geographic, visual and test data designed to enhance the relevance and context of the information collected. We make it easier for users to retrieve and share their media with family and friends without having to be an expert in using advanced functions in real time, using live stream or recording, at the user’s option. We allow users to easily capture and live stream videos with geographic coordinates and automatic face detection and to tag special moments while recording. The video playback features an interactive map and ability to skip to in-video frames with faces detected and added tags. Search features allow users the ability to retrieve videos beyond the basic title and description, including location, face or in-line video tags, by region or date. Sharing videos on popular social channels like Facebook, Twitter and YouTube using links makes it easy to manage large media files.

Operational Resources

We rely on third party product development and software engineering and consulting providers for the development and support of our LifeLogger Platform on an as-needed basis. Our operations are guided by Andrés Espineira, B.S., M.M., an entrepreneur with a strong background in product strategy, marketing and software development who joined our company in November 2015 as our Chief Marketing Officer.

We completed a prototype of our integrated Lifelogger wearable video camera for testing in 2014 and continue to market this product to potential distributors and joint venture and strategic alliance partners. We will evaluate opportunities from these marketing efforts to determine the extent of our future development and marketing of this device.

Sales and Marketing

We plan to develop a new marketing strategy in 2017 following finalization of an agreement with a distributor, joint venture or strategic alliance partner and securing additional sources of financing. These strategies may include the following:

●	Search engine optimization to improve rankings to drive organic growth. Use traffic and rankings from benchmark service providers to improve Lifelogger’s rankings by strategically redirecting traffic.

●	Development of a data-driven understanding of user growth and customer engagement.

●	Focus on a vertical to drive tailored engagement. We have chosen to focus on travel among the general population, where we observe a sweet spot of increased capture, sharing and preservation.

●	Optimize platform to drive new user signups through a rich media sharing experience. Nothing sells a service better thank customers, and nothing is more compelling than their own photos and videos.

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

Patents and Trademarks

We own the trademark for “LL Life Logger,” “LifeLogger,” and “What’s Your Story”. These trademarks are registered in the United States and a trademark for “Life Logger” has been registered in the European Union.

Employees

As of April 17, 2017, we have no full-time employees. However, we have a consulting contract with our Chief Executive Officer to provide services to us on a full-time basis and Andres Espiniera who provides services to us on a part-time basis. In addition, we contract with third-party software developers as needed for software development.

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

On June 30, 2016, we completed the acquisition of certain assets of Pixorial, Inc. (“Pixorial”) pursuant to the terms of the Amended and Restated Asset Purchase Agreement entered into among us, Pixorial and Andres Espiniera dated June 20, 2016 (the “Amended Agreement”). Pursuant to the terms of the Amended Agreement, we acquired the trademark “What’s Your Story” and Pixorial’s customer list (the “Pixorial Asset Acquisition”). Under the terms of the Amended Agreement, we agreed to issue 86,673 shares of our unregistered common stock to the existing shareholders and certain creditors of Pixorial. In addition, we amended the exercise price of Mr. Espineira’s November 10, 2015 stock option award to acquire 200,000 shares of our common stock to $3.00 per share. The shares of our common stock to be issued to Pixorial’s shareholders and creditors are subject to a lock-up agreement whereby one-third the number received by each may be sold beginning as of each of the first three anniversaries of the closing of the Pixorial Asset Acquisition.

We amended our amended and restated articles of incorporation to increase our authorized capital stock from 125,000,000 shares to 500,000,000 shares, of which 495,000,000 shares will be common stock and 5,000,000 will be preferred stock and also effected a 1 for 30 reverse split of our common stock outstanding. This corporate action was approved by FINRA on March 24, 2017 and became effective as of March 27, 2017.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We lack an operating history. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on June 4, 2012. For the year ended December 31, 2016, we realized no revenues and incurred $1,497,849 in operating costs for the year ended December 31, 2016. We have not generated any revenue from our planned Lifelogging Platform business. As of December 31, 2016, we had accumulated deficit of $4,594,037. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, do not know when we expect to begin generating revenues from our planned Lifelogging Platform business. Furthermore, our revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

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

Further, although management does not believe that our LifeLogger Platform will infringe on the intellectual rights of others, there is no assurance that we will not be the target of infringement or other claims. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to our management or interrupt our proposed business.

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

Management can exercise voting control over corporate decisions.

Stewart Garner, our Chief Executive Officer and sole member of our Board of Directors owns 1,000 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock entitles the holder to 50,000 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series A Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting. As a result of the ownership of the Series A Preferred Stock, Mr. Garner exercises control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Garner may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

RISK FACTORS RELATING TO OUR SECURITIES

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. under the symbol “LOGG”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2016 and 2015. This information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2016
December 31, 2016	$2.22	$0.3090
September 30, 2016	$2.97	$1.95
June 30, 2016	$5.97	$1.71
March 31, 2016	$8.97	$1.95

Fiscal Year 2015
December 31, 2015	$23.70	$9.90
September 30, 2015	$17.70	$4.29
June 30, 2015	$16.86	$6.00
March 31, 2015	$6.615	$2.35

As of April 17, 2017, there were approximately 7 record holders, an unknown number of additional holders whose stock is held in “street name” and 2,744,830 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“fiscal 2015” – January 1, 2015 through December 31, 2015

●	“fiscal 2016” – January 1, 2016 through December 31, 2016

The Company

We are a lifelogging software company that developed and hosts a proprietary cloud-based software solution accessible on iOS and Android devices that offers an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and providing a platform that makes it easy to find and use that data when viewing or sharing media. The first iteration of that context information is focused on geo-location, face-detection, and different options for tagging and social interaction.

Following the launch of our private beta version of the LifeLogger Platform in August 2015 to users who expressed interest for exclusive testing with their iOS and Android devices, we launched an open public version during the first quarter of 2016. This release has the primary value proposition built in with geo-coordinates, face detection, playback with interactive map, social engagement features that enable easy sharing and ability to “like” other postings. Among the uses of our platform are the ability to share a video of a customer’s vacation in Europe with others that is integrated with an interactive map showing the viewer where the video is taking place, allowing the viewer to seamlessly switch to the map view and even show additional views of those locations and other media taken by other people nearby. The end result is designed to provide an enhanced media experience much richer than just sharing the video alone.

We maintain the operation of this platform and are seeking potential distributors, joint venture and strategic alliance partners and additional sources of financing to enable us to pursue continued marketing and future development and commercialization activities to increase engagement and make improvements to the user interface and experience.

We completed a prototype of our integrated Lifelogger wearable video camera for testing in 2014 and continue to market this product to potential distributors and joint venture and strategic alliance partners. We will evaluate opportunities from these marketing efforts to determine the extent of our future development and marketing of this device.

Recent Developments

On June 30, 2016, we completed the acquisition of certain assets of Pixorial, Inc. (“Pixorial”) pursuant to the terms of the Amended and Restated Asset Purchase Agreement entered into among us, Pixorial and Andres Espiniera dated June 20, 2016 (the “Amended Agreement”). Pursuant to the terms of the Amended Agreement, we acquired the trademark “What’s Your Story” and Pixorial’s customer list (the “Pixorial Asset Acquisition”). Under the terms of the Amended Agreement, we agreed to issue 86,673 shares of our unregistered common stock to the existing shareholders and certain creditors of Pixorial. In addition, we amended the exercise price of Mr. Espineira’s November 10, 2015 stock option award to acquire 200,000 shares of our common stock to $3.00 per share. The shares of our common stock to be issued to Pixorial’s shareholders and creditors are subject to a lock-up agreement whereby one-third the number received by each may be sold beginning as of each of the first three anniversaries of the closing of the Pixorial Asset Acquisition.

We amended our amended and restated articles of incorporation to increase our authorized capital stock from 125,000,000 shares to 500,000,000 shares, of which 495,000,000 shares will be common stock and 5,000,000 will be preferred stock and also effected a 1 for 30 reverse split of our common stock outstanding. This corporate action was approved by FINRA on March 24, 2017 and became effective as of March 27, 2017.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The company currently has no revenues in fiscal 2016 nor 2015. The Company currently cannot predict when the Company will become revenue producing.

Operating Expenses

Total operating expenses for fiscal 2016 increased by $288,133 compared to fiscal 2015 mainly as a result of an increase in option expenses to a consultant, partially offset by decreases in research and development and in other consulting.

Other Income (Expenses)

Other expenses for fiscal 2016 increased by $1,890,579 compared to fiscal 2015 as a result of impairment of intangible assets related to our acquisition of certain assets from Pixorial, change in fair value of derivative warrants and notes, loss on extinguishment of debt, commitment fee expense and interest expense. We expect further increases in our interest expense due to increased borrowing.

The net loss for fiscal 2016 was $3,265,250, an increase of $2,178,712 compared to fiscal 2015, as a result of an increases in operating expenses and other expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2016 our working capital deficit amounted to $1,233,699 an increase of $826,937 as compared to $406,762 as of December 31, 2015. This increase is primarily a result of a decrease in cash and accounts receivable and increases in accounts payable and notes payable and derivative liabilities.

Net cash used in operating activities was $865,543 during fiscal 2016 compared to $836,716 in fiscal 2015. The increase in cash used in operating activities is primarily attributable to our net loss and derivative liabilities, partially offset by an increase in options issued for consulting services, interest expense, original issue discount on new financing, commitment fee expense for new debt financing, changes in derivative liabilities, extinguishment of debt and impairment of intangible assets.

Net cash used in investing activities during fiscal 2016 was $0 compared to $332 in fiscal 2015. The decrease was a result of no purchases of capital assets during fiscal 2016 as compared to fiscal 2015.

Net cash provided by financing activities during fiscal 2016 was $834,885 compared to $730,000 in fiscal 2015. The increase was primarily a result of the proceeds from note payable.

Capital Resources

We currently have limited cash resources on hand and our projected operating expenses and working capital needs exceed our income and cash resources. We have curtailed our future development and marketing plans until we are able to enter into an agreement with a potential distributor, joint venture or strategic alliance partner or source of additional financing to provide us with sufficient cash to continue these activities. As a result, capital raising has been and continues to be essential for our continued operations, sales and marketing efforts and further development of our LifeLogger platform. We potentially will have to issue additional debt or equity, or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. Other than the agreements discussed below, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Current and Future Financings

Current Indebtedness

Following is an analysis of convertible debt issued to Old Main Capital and SBI Investments at December 31, 2016:

December 31, 2016
Contractual balance	$1,143,089
Less unamortized discount	(134,628)

Convertible debt	$1,008,461

The above amount does not include accrued interest to December 31, 2016 of $16,080.

Going Concern Consideration

We have been in the development stage since our inception on June 4, 2012 and continue to incur significant losses. We had an accumulated deficit of $4,594,037 as of December 31, 2016 and $865,543 in cash was used in operating activities. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2016, our auditor included a statement that as a result of our deficit accumulated during the development stage at December 31, 2016, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2016, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules appearing on pages F-1 through F -26 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2016 for the reasons discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On April 7, 2017, the Company entered into a Securities Purchase Agreement with two investors (the “Investors”) whereby it agreed to and issued to each of the investors (each an “Investor” and collectively, the “Investors”) a 10% Convertible Promissory Note in the principal amount of up to $75,000 (each, the “April 2017 Note” and collectively, the “April 2017 Notes”) payable in tranches as follows: $19,166.66 consisting of $17,250 (less $1,250 for The Investor’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. This amount will be paid within a reasonable amount of time after the full execution of the Note and transactional documents related to the April 2017 Notes. Each Investor may pay such additional amounts of the consideration and at such dates as mutually agreed upon by the Company and The Investor. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment (each a “Maturity Date”) or such earlier date as the April 2017 Notes is required or permitted to be repaid as provided hereunder, and is the date upon which the principal sum of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, shall be due and payable. Each Investor has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. The terms of the Convertible Note are as follows:

1.	Each Investor has the right from and after a 180 day delay from the Date of Issuance, and until any time until the April 2017 Note is fully paid, to convert any outstanding and unpaid principal portion of the Note, and accrued interest, into fully paid and non–assessable shares of Common (par value $.001 per share). Bi–weekly amortization payments are due after 6 months.

2.	The Convertible Notes are convertible at a fixed rate of $0.07 with no reset provisions.

3.	Beneficial ownership is limited to 9.99%.

4.	The Company may redeem the April 2017 Notes for 150% of the redemption amount and accrued interest at any time upon ten days written notice to each of the Investors.

5.	In the event of default each of the April 2017 Notes bear interest at 24% per annum.

Participation in Future Financing. Subject to any existing obligations of the Company, from the date hereof until the date that is the 12-month anniversary of the date each of the April 2017 Notes, upon any issuance by the Company or any of its subsidiaries of its Common Stock or other securities convertible into Common Stock, other than any issuance that is through a public underwritten offering or to an investor or a group of investors that already own Common Stock or securities of the Company, Each of the Investors shall have the right to participate in the subsequent Financing in an amount up to 100% of such Each of the Investors’ pro rata portion as defined below in the April 2017 Notes on the same terms, conditions and price provided for in the Subsequent Financing, subject to any existing obligations of the Company with respect to participation rights.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held

Stewart Garner	50	Chief Executive Officer, Chief Financial Officer and Director

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

Andrés Espineira, B.S., M.M., has served as our Chief Marketing Officer since November 2015. Mr. Espineira is an entrepreneur with a strong background in product strategy, marketing and software development. Mr. Espineira began his career in 1988 at Oracle Corporation where he honed his technical skills. Mr. Espineira has always thrived in the early stages of the technology adoption curve. In 1995, he played a leading role in shaping Netscape’s electronic commerce product strategy with the first shopping applications in the market. Later in 1999 at OpenGrid (a Motorola backed startup) he helped define products for the then-nascent wireless ecommerce and location-based industry. After a short-lived early retirement and a sail across the Atlantic Ocean with his father, Mr. Espineira founded Pixorial in 2007 with a simple, yet ambitious mission: to unleash video’s social power and make video memories from any source easy to discover, share and transform. Mr. Espineira has a B.S. in Electrical Engineering from Stanford University (1988) and a Master of Management from the Kellogg School of Business at Northwestern University (1995).

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

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2016, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting beneficial ownership of our securities and/or changes therein: Mr. Garner filed a Form 3 and Form 4 late and Old Main Capital, LLC did not file a Form 3 or a Form 4.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2015 and 2016; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2016 and 2015 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2016. Compensation information is shown for the fiscal years ended December 31, 2016 and 2015:

2016 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Stewart Garner,	2016	$84,000	$0	$0	$0	0	0	$17,723	$101,723
Chief Executive Officer and Chief Financial Officer	2015	$84,000	$16,000	0	0	0	0	$16,477	$116,477

(1)	Other compensation consists of an allowance for car, insurance and cell phone expenses.

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

Outstanding Equity Awards at 2016 Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2016:

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

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of April 17, 2017 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and executive officers as a group.

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

Capital Stock

Name and Address of Beneficial Owner	Common Stock Beneficial Ownership	Percent of Class(2)	Series A Preferred Beneficial Ownership	Percent of Class(3)
Named Executive Officers and Directors:
Stewart Garner(1)	-	-	1,000	100.0%
All executive officers and directors as a group (one person)	-	-	1,000	100.0%

Other 5% Stockholders:
Old Main Capital, LLC(2)	291,585	9.9%	-	-

* Less than 1%.

(1)	Each share of Series A Preferred Stock entitles the holder to 50,000 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series A Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting. The holders of the Series A Preferred Stock do not have any conversion rights.

(2)	Includes up to 291,585 shares which may be acquired pursuant to promissory notes convertible at variable prices into our common stock in the aggregate principal amount of $489,406 as of April 15, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stewart Garner	Chief Executive Officer, Chief Financial Officer and director

Advances from CEO

From time to time, Stewart Garner, the Company’s Chief Executive Officer, Chief Financial Officer and sole director, provides advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand. The Company owed Mr. Garner $2,310 at December 31, 2015 and $0 at December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by SRCO Professional Corporation for the fiscal year ended December 31, 2016 and Anton and Chia, LLP and Li and Company, PC for the fiscal years ended December 31, 2016 and 2015.

	2016	2015

Audit Fees	$21,670	$20,545
Audit-Related Fees	0	5,500
Tax Fees	1,300	895
All Other Fees		-
Total	$22,970	$26,940

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

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax returns preparation and technical tax advice.

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

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-26.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 13, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on January 6, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.1(c)	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on December 28, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 4, 2013).

4.1	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

4.3	Promissory Note dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.4	Common Stock Purchase Warrant dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.5	10% Convertible Promissory Note in the original principal amount of $296,153 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.6	Amendment No. 1 dated March 9, 2016 to Convertible Promissory Note dated September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.7	8% Convertible Promissory Note in the principal amount of $250,000 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.8	10% Convertible Promissory Note in the principal amount of $87,912 dated June 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.9	Amendment dated June 9, 2016 to $296,153 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by Lifelogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.10	Amendment dated June 9, 2016 to $250,000 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by Lifelogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.11	Promissory Note dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.12	Series A Common Stock Purchase Warrant dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.13	Series B Common Stock Purchase Warrant dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.14*	10% Convertible Promissory Note dated April 7, 2017 issued by Lifelogger Technologies Corp. to Old Main Capital, LLC.

4.15*	10% Convertible Promissory Note dated April 7, 2017 issued by Lifelogger Technologies Corp. to SBI Investments LLC, 2014-1.

10.1	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.2	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.3	Securities Purchase Agreement dated as of September 24, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.4	Securities Purchase Agreement dated as of December 8, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.5	Securities Purchase Agreement dated as of May 7, 2015 between Lifelogger Technologies Corp. and SSID Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015)

Exhibit No.	Description

10.6	Securities Purchase Agreement dated as of July 20, 2015 between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.7	Securities Purchase Agreement dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.8	Asset Purchase Agreement dated November 10, 2015 entered into among Lifelogger Technologies, Inc., Pixorial, Inc. and Andres Espineira (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.9+	Consulting Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.10+	Stock Option Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.11	Amendment dated November 12, 2015 to Promissory Note and Securities Purchase Agreement dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.12	Securities Purchase Agreement dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

10.13	First Amendment to Asset Purchase Agreement entered into on March 30, 2016 between Lifelogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

10.14	Debt Settlement Agreement dated March 1, 2016 entered into between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2016).

10.15	Amendment No. 2 to Asset Purchase Agreement entered into as of May 3, 2016 by Lifelogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016).

10.16	Stock Redemption Agreement between Lifelogger Technologies Corp. and Consumer Electronics Ventures Corp. dated May 5 May, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2016).

10.17	Amended and Restated Asset Purchase Agreement dated as of June 20, 2016 between Lifelogger Technologies Corp., Pixorial, Inc. and Andres Espiniera (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on June 21, 2016).

10.18	Securities Purchase Agreement dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

10.19	Investment Agreement dated as of February 21, 2017 between Lifelogger Technologies Corp. and Stewart Garner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2017).

10.20*	Securities Purchase Agreement between Lifelogger Technologies Corp. and Old Main Capital, LLC dated as of April 7, 2017.

10.21*	Securities Purchase Agreement between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 dated as of April 7, 2017.

31.1*	Section 302 Certificate of Principal Executive Officer.

31.2*	Section 302 Certificate of Principal Financial Officer.

32.1*	Section 906 Certificate of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOGGER TECHNOLOGIES CORP.

Date: April 17, 2017	By:	/s/ Stewart Garner
Stewart Garner Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stewart Garner	Chief Executive Officer, Chief Financial Officer and Director	April 17, 2017
Stewart Garner	(principal executive officer and principal financial and accounting officer)

LIFELOGGER TECHNOLGIES CORP.

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

SRCO Professional Corporation
Chartered Professional Accountants
Licensed Public Accountants
Park Place Corporate Centre
15 Wertheim Court, Suite 409
Richmond Hill, ON L4B 3H7
Tel: 905 882 9500 & 416 671 7292
Fax: 905 882 9580

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LifeLogger Technologies Corp.

We have audited the accompanying balance sheet of LifeLogger Technologies Corp. (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2015 were audited by other auditors, whose report dated April 7, 2016, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SRCO Professional Corporation

CHARTERED PROFESSIONAL ACCOUNTANTS
Richmond Hill, Canada	Authorized to practise public accounting by the
April 17, 2017	Chartered Professional Accountants of Ontario

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

/s/ Anton & Chia, LLP
Newport Beach, CA
April 7, 2016

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

Current Assets:
Cash	$101,041	$131,699
Prepaid expenses	1,250	10,319
Deferred financing costs	3,360	3,453
Total current assets	105,651	145,471

Non-Current Assets
Furniture and fixtures	9,578	9,578
Accumulated depreciation	(2,737)	(1,368)
Furniture and fixtures, net	6,841	8,210

Total Assets	112,492	153,681

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses (Note 4)	89,934	118,737
Due to related party	-	2,310
Note payable (Note 5)	-	135,000
Convertible notes payable, net of unamortized discount of $134,628 and (2015 - $283,763) (Note 5)	1,008,461	189,921
Derivative liability - notes and warrants (Note 6)	240,955	106,265

Total current liabilities	1,339,350	552,233

Total liabilities	1,339,350	552,233

Stockholders’ Deficiency:

Preferred stock par value $0.001: 5,000,000 shares authorized; None issued or outstanding	-	-
Common stock par value $0.001: 495,000,000 shares authorized; 2,063,151 and 2,747,683 shares issued and outstanding, respectively	2,063	2,748
Additional paid-in capital	3,365,116	927,487
Accumulated deficit	(4,594,037)	(1,328,787)

Total stockholders’ deficiency	(1,226,858)	(398,552)

Total Liabilities and Stockholders’ Deficiency	112,492	153,681

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	For the Year
	Ended	Ended
	December 31, 2016	December 31, 2015

Revenue	$-	$-

Cost of revenue	-	-

Gross margin	-	-

Operating Expenses:
Research and development	280,600	458,373
Advertising and promotions	15,351	12,710
Consulting -related parties (Note 9)	101,723	116,477
Consulting – other	276,908	334,463
Option expense - consulting - other	632,356	113,882
General and administrative	190,911	173,811

Total operating expenses	1,497,849	1,209,716

Loss from operations	(1,497,849)	(1,209,716)

Other income (expenses)
Impairment of intangible assets (Note 11)	(195,015)	-
Change in fair value of derivative-warrants and notes (Note 6)	60,639	116,397
Change in fair value of derivative-notes (Note 6)	(251,095)	95,695
Loss on extinguishment of debt (Note 5)	(682,067)	-
Commitment fee expense	(250,000)	-
Interest expense	(449,863)	(88,914)

Total other (expenses) income	(1,767,401)	123,178

Loss before income tax provision	(3,265,250)	(1,086,538)

Income tax provision	-	-

Net Loss	$(3,265,250)	$(1,086,538)

Net Loss Per Common Share:
- Basic and Diluted	$(1.51)	$(0.39)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	2,162,038	2,770,483

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

			Additional		Total
	Common stock par value $0.001		Paid-in	Accumulated	Stockholders'
	Number of Shares (a)	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2014	2,728,056	2,728	556,649	(242,249)	317,128

Common stock issued for services (Note 10)	8,000	8	106,968	-	106,976
Common stock issued for cash (Note 10)	11,628	12	149,988	-	150,000
Options granted for consultant (Note 8)	-	-	113,882	-	113,882
Net loss	-	-	-	(1,086,538)	(1,086,538)

Balance, December 31, 2015	2,747,683	$2,748	$927,487	$(1,328,787)	$(398,552)

Common stock issued on conversion of note payable (Note 5)	60,276	60	497,218	-	497,278
Options granted for consultant (Note 8)	-	-	632,356	-	632,356
Common stock issued for intangible assets (Note 11)	86,673	86	194,929	-	195,015
Common stock issued on conversion of convertible notes payable (Note 5)	501,852	502	1,111,793	-	1,112,295
Shares redeemed (Note 11)	(1,333,333)	(1,333)	1,333	-	-
Net loss	-	-	-	(3,265,250)	(3,265,250)

Balance, December 31, 2016	2,063,151	$2,063	$3,365,116	$(4,594,037)	$(1,226,858)

(a) Common shares are after reverse stock split of 30:1 as explained in Note 1

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2016	December 31, 2015

Operating Activities:
Net loss	$(3,265,250)	$(1,086,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	1,369	1,368
Shares issued for consulting services	-	106,976
Options issued - consulting	632,356	113,882
Interest expense	449,863	58,278
Interest expense recognized through amortization of deferred financing costs	7,092	1,547
Commitment fee expense	250,000	-
Change in fair value of derivative liabilities-notes	251,095	(95,695)
Change in fair value of derivative liabilities-warrants	(60,639)	(116,397)
Extinguishment of debt	682,067	-
Impairment of intangible asset	195,015
Changes in Operating Assets and Liabilities:
Accounts receivable	-	93,021
Prepaid expenses	9,069	3,927
Accounts payable and accrued expenses	(15,270)	80,605
Accounts payable - related party	(2,310)	2,310

Net Cash Used in Operating Activities	(865,543)	(836,716)

Investing Activities:
Purchase of Capital Assets	-	(332)

Net Cash used in by Investing Activities	-	(332)

Financing Activities:
Proceeds from note payable	841,885	580,000
Payment of deferred financing costs	(7,000)	-
Proceeds from issuance of common stock	-	150,000

Net Cash Provided by Financing Activities	834,885	730,000

Net Change in Cash	(30,658)	(107,048)

Cash - Beginning of Reporting Period	131,699	238,747

Cash - End of Reporting Period	$101,041	$131,699

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-

Income Tax Paid	$-	$-

Issuance of common stocks for settlement of notes payable and accrued interest	$497,278	$-

Note payable issued for financing cost	$250,000	$-

Acquisition of intangible assets	$195,015	$-

Issuance of common stocks for settlement of convertible notes payable	$1,112,295	$-

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

December 31, 2016 and 2015

Notes to the Financial Statements

Note 1 - Organization and Operations

LifeLogger Technologies Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 4, 2012 under the name Snap Online Marketing Inc. The Company changed its name effective as of January 31, 2014 and is a lifelogging software company that developed and hosts a proprietary cloud-based software solution accessible on iOS and Android devices that offers an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and providing a platform that makes it easy to find and use that data when viewing or sharing media.

Effective as of March 27, 2017, the Company amended its Articles of Incorporation to increase its authorized capital stock from 125,000,000 to 500,000,000 shares, of which 495,000,000 will be common stock and 5,000,000 will be preferred stock, of which, 1,000 preferred shares have been previously designated as Series A Preferred Stock (the “Series A Preferred Stock”) and effected a 1 for 30 reverse stock split of its issued and outstanding shares of common stock. All per share amounts and number of shares in the financial statements and related notes have been retroactively restated to reflect the reverse stock split.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), applied on a consistent basis, and are expressed in United States dollars (“USD”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, stock options, and assumptions used in the going concern assessment. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability including certain market assumptions and pertinent information available to management.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

Valuation of Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date. The change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. the Company analyzed the derivative financial instruments in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the statement of operations. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

Furniture and Fixtures

Furniture and fixtures are recorded at cost less depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Stock-Based Compensation

The Company accounts for stock-based compensation awards issued in accordance with the provision of ASC 718, which requires that all stock-based compensation issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to stock-based awards is recognized over the requisite service period, which is generally the vesting period.

There were 200,000 options outstanding as of December 31, 2016.

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

Earnings per Share

Earnings Per Share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the statements of operations) is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2016 and 2015.

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

Recently issued accounting pronouncements

In January 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculates the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This pronouncement is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption is required to be applied on a prospective basis. The adoption of this pronouncement did not have a material impact on the financial position and/or results of operations.

The Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the statements of operations when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the financial position and/or results of operations.

In March 2016, the Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the statements of operations when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the financial position and/or results of operations.

Note 3 - Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $4,594,037 at December 31, 2016 ($1,328,787 as of December 31, 2015), a net loss of $3,265,250 and net cash used of $865,543 in operating activities for the year ended December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Accounts Payable and Accrued Liabilities

	As at December 31, 2016 ($)	As at December 31, 2015 ($)
Trade accounts payable	$51,587	$89,648
Accrued interest on note payable	-	5,405
Accrued interest on convertible notes payable	16,079	23,684
Other payable	22,268	-
	$89,934	$118,737

Trade accounts payable include $8,065 (2015: $8,214) due to an executive of the Company. The payable balance arose primarily due to consulting charges. The payable is unsecured, non-interest bearing and due on demand.

Note 5 – Note Payable and Convertible Notes Payable

a.	Note Payable

On July 20, 2015 the Company entered into a securities purchase agreement (the “SPA”) with Glamis Capital SA (“Glamis”), whereby Glamis agreed to invest $200,000 (the “Purchase Price”) in the Company in exchange for the Note (as defined below). Pursuant to the SPA, the Company issued a promissory note to Glamis on July 20, 2015 (the “Issuance Date”) in the original principal amount of $200,000, which bears interest at 10% per annum (the “Note”).

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

On March 1, 2016, the Company finalized a settlement of debt owed to Glamis Capital SA through a conversion into common stock of the Company. The total debt of $135,000 plus accrued and unpaid interest of $7,403 for a total of $142,403 was converted into 60,276 common stock par value $.001 based on an average of the previous 20 days close price of the common stock of the company discounted by 25% for a price of $2.3625 per share. The loss on extinguishment of this debt was determined to be $354,876, which is included in other expenses, based on the date of the debt settlement agreement of February 24, 2016 and the closing stock price on that date to be $8.25.

b.	Convertible Notes Payable

The movement in convertible notes payable is as follows:

		Original amount	Discount	Guaranteed interest accrued	Net settlement	Ending balance
Outstanding, December 31, 2015		$-	$-	$-	$-	189,921
Conversion on opening balance	(i)	-	-	-	-	(189,921)
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(92,180)	218,781
Issued: June 9, 2016	(iv)	87,912	(27,389)	4,396	-	64,919
Issued: June 30, 2016	(v)	550,000	(107,239)	22,000	-	464,761
Outstanding, December 31, 2016		$1,184,065	$(134,628)	$51,204	$(92,180)	1,008,461

(i) Old Main Capital, LLC – September 2015:

On September 14, 2015 (the “Issuance Date”), the Company closed on the transactions contemplated by the securities purchase agreement (the “SPA”) with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to invest $450,000 (the “Purchase Price”) in the Company’s -share capital in exchange for the Note (as defined below) and Warrants (as defined below). Pursuant to the SPA, the Company issued a promissory note to Old Main, in the original principal amount of $473,864, which bears interest at 10% per annum (the “September 2015 Note”). The Purchase Price will be paid as follows: (1) $250,000 funded in cash to the Company on the Issuance Date, (2) the remaining $200,000 within 30 days after the Issuance Date. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable on September 8, 2016 (the “Maturity Date”). Any amount of principal or interest that is due under the September 2015 Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid.

Beginning 6 months after the Issuance Date, the Company is required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the September 2015 Note is on longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in the Company’s common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $25,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and the Company decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on September 8, 2015, or (ii) 70% of the average of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment. Additionally, Old Main has the right at any time to convert amounts owed under the September 2015 Note into Common Stock at the closing price of the Common Stock on September 8, 2015. If an event of default under the September 2015 Note occurs, Old Main has the right to convert amounts owed under the September 2015 Note into Common Stock at 52% multiplied by the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the applicable conversion date.

The September 2015 Note can be prepaid by the Company at any time while the September 2015 Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the September 2015 Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the September 2015 Note, which is not cured within 10 business days, Old Main has the option to require the Company’s redemption of the September 2015 Note in cash at a redemption price of 130% multiplied by the outstanding principal and interest of the September 2015 Note. The September 2015 Note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

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

The Company has converted $473,684 of principal and $28,033 of interest for 283,645 shares ranging in price per share of $1.17 to $2.55. This loan has been completely settled by July 2016.

(ii) Equity Line of Credit

On March 9, 2016, the Company issued an 8% convertible promissory note in the principal amount of $250,000 to Old Main as a commitment fee for entering into a term sheet whereby Old Main agreed to provide the Company with up to $5,000,000 in financing over a 24 month period through the purchase of the Company’s common stock. The proposed equity line will be subject to certain conditions, including, but not limited to, the Company’s filing of a Registration Statement covering the resale of the securities issued to Old Main and the Company’s continued compliance with the disclosure requirements under the Securities Exchange Act of 1934, as amended. Old Main’s commitment to provide funding under the equity line of credit is subject to the Company entering into a definitive and binding agreement related to the proposed equity line of credit and as of September 30, 2016 the Company have not entered into any such agreement.

The terms and conditions of the $250,000 note are substantially identical to the March 2016 Note below except the interest rate which is 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of six months is deemed earned as of the date the note was issued. All interest payments will be payable in cash, or subject to certain equity conditions in cash or common stock in the Company’s discretion. Accrued and unpaid interest shall be due on payable on each conversion date and on the date the note matures, or as otherwise provided for in the note.

Beginning six months after the date of the note, the Company is required to begin to make bi-weekly amortization payments (for the avoidance of doubt, bi-weekly shall mean every two weeks), in cash to Old Main until the note is repaid in full. Each bi-weekly payment shall consist of at least 1/12th of the total outstanding amount under the note as of the amortization payment date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period pursuant to this paragraph), and any applicable penalties. The Company may make a bi-weekly payment to Old Main in the Company’s common stock, in the event that the equity conditions provided for in the note are satisfied. The maturity date of the note is March 9, 2017. Subsequent to year end, the note had been converted into equity shares. Refer to Note 12 for further details.

The Company amended this convertible note on June 9, 2016 to remove the equity condition limitations, removed the amortization payment requirements, to permit voluntary conversions in common stock and revised the conversion price to mean the lesser of (a) the closing price of the Company’s common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date.   This amendment was treated as an extinguishment of debt and a resultant loss on extinguishment of debt of $94,030 was realized, and recorded in other expenses.

As at December 31, 2016 the Company owes $250,000 in principal and the accrued interest is 16,274, which consists of the guaranteed interest accrued of $10,000 included in the convertible notes balance and the remainder of $6,274 is recorded in accounts payable and accrued liabilities, Note 4.

(iii) Securities Purchase Agreement and Convertible Notes Issued to Old Main Capital, LLC

On March 9, 2016 (the “Issuance Date”) the Company closed on the transaction contemplated by the securities purchase agreement (the “SPA”) the Company entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “March 2016 Note”) in the original principal amount of $296,153 for $269,500, net of an original issuance discount of $26,653 (the “Purchase Price”), included in interest expenses. The March 2016 Note bears interest at the rate of 10% per annum, of which there is a guaranteed interest for a period of six (6) months as of the Issuance date. The Purchase Price paid were as follows: (i) $84,500 was paid in cash to the Company on March 12, 2016 (ii) $100,000 was paid in cash to the Company on April 6, 2016 (iii) $85,000 May 6, 2016. The principal from each funding date and the accrued and unpaid interest relating to that principal amount is due and payable on March 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the March 2016 Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below.

Beginning 6 months after the Issuance Date, the Company are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the March 2016 Note is no longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in the Company’s common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $30,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and the Company decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on March 9, 2016, or (ii) 70% of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment.

The March 2016 Note can be prepaid by the Company at any time while the March 2016 Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the March 2016 Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the March 2016 Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the March 2016 Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the March 2016 Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date”), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment”), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of the Company’s common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000 of value under the March 2016 Note or (ii) 1/24th of the total outstanding amount under this March 2016 Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties. As at December 31, 2016, there were no prepayments made on the Note. During the year, $52,480 of the principal balance had been converted into equity shares. Refer to Note 12 for further details.

On June 9, 2016 the Company amended the March 2016 Note whereby the Company revised the note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. The Company also revised the conversion price to mean the lesser of (a) the closing price of the Company’s common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. The amendment was accounted for using the extinguishment of debt method. The Company recorded an $88,956 loss on extinguishment of debt, which is included in other expenses.

As at December 31, 2016 the Company owes $203,973 in principal and the accrued interest is $24,098, which consists of the guaranteed interest accrued of $14,808 included in the convertible notes balance and the remainder of $9,290 is recorded in accounts payable and accrued liabilities, Note 4.

(iv) Securities Purchase Agreement and Convertible Notes Issued to Old Main Capital, LLC

On June 9, 2016 (the “Issuance Date”), the Company closed on the transaction contemplated by the securities purchase agreement (the “SPA”) the Company entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $87,912 for $80,000, net of an original issuance discount of $7,912 (the “Purchase Price”). The Note bears interest at the rate of 10% per annum, of which there is a guaranteed interest for a period of six (6) months as of the Issuance date. The Purchase Price was paid on June 9, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount is due and payable on June 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of our common stock on June 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date.

As at December 31, 2016 the Company owes $87,912 in principal and the accrued interest is $4,913, which consists of the guaranteed interest accrued of $4,396 included in the convertible notes balance and the remainder of $518 is recorded in accounts payable and accrued liabilities, Note 4.

(v) Securities Purchase Agreement and Convertible Note Issued to SBI Investments LLC, 2014-1

On June 30, 2016 (the “Issuance Date”) the Company closed on the transaction contemplated by the securities purchase agreement (the “SPA”) the Company entered into with SBI Investments LLC, 2014-1 (“SBI”), whereby SBI agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $550,000 for $500,000 net of an original issuance discount of $50,000 (the “Purchase Price”). The Note bears interest at the rate of 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of six months is deemed earned as of the date the note was issued. The Purchase Price was paid on June 30, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount is due and payable on June 30, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of the Company’s common stock on June 30, 2016 ($2.40 per share) or (b) 60% of the lowest VWAP price of the Company’s common stock for the 20 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. This convertible debt has been accounted for as a derivative liability and is included in the Note 6 derivative liability calculations below.

Beginning 6 months after the Issuance Date, the Company are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the Note is no longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in the Company’s common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $25,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and the Company decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on June 30, 2016, $2.40 per share, or (ii) 60% of the lowest VWAP of the Common Stock for the 20 trading days immediately prior to the date of the Bi-Weekly Payment.

The Note can be prepaid by the Company at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon SBI’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, the company will pay interest at 24%.

As at December 31, 2016 the Company owes $550,000 in principal and the accrued interest is $22,000, which consists of the guaranteed interest accrued of $22,000 included in the convertible notes balance and a nil balance is recorded in accounts payable and accrued liabilities, Note 4.

c.	Warrants

In conjunction with the issuance of the September 2015 Note, the Company simultaneously issued 28,333 common stock purchase warrants to Old Main (the “Warrants”). The Warrants may be exercised by Old Main at any time in the 5-year period following the issuance. The exercise price for each share of the Common Stock is equal to the closing price of the Common Stock on September 8, 2015, $7.88 per share.

On June 9, 2016 and June 30, 2016, the Company entered (either a new issuance or amendment to the March 9, 2016 issuance which requires derivative treatment on June 9, 2016) into convertible derivative notes with Old Main Capital, LLC and SBI Investments LLC – Sea Otter Global Ventures LLC (referred to as the “the Holders”), in the initial amount of $250,000 (Old Main Capital Commitment Fee Note), $296,153 (Old Main Capital Bridge Note), $87,912 (Old Main Capital Note), and $550,000 (SBI Investments LLC – Sea Otter Global Vent (with Original Issue Discounts and deferred financing costs). The notes bear an interest rate of 8% or 10% per annum and matures in 1 year or less under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. In addition, the Company issued the SBI–Sea Otter Holder a warrant to acquire 8,334 shares of the Company’s common stock. The terms of the Convertible Note are as follows:

1.	The Holders have the right from and after a 180 day delay from the Date of Issuance, and until any time until the Note is fully paid, to convert any outstanding and unpaid principal portion of the Note, and accrued interest, into fully paid and non–assessable shares of Common (par value $.001 per share). Bi–weekly amortization payments are due after 6 months.

2.	The Convertible Notes are convertible at a fixed rate of $2.34 or $2.25 with no reset provisions. The June 9, 2016 notes convert at the lower of the fixed rate or this variable rate.

3.	Beneficial ownership is limited to 9.99%.

4.	The Company may redeem the Notes for 125% or 150% of the redemption amount and accrued interest. The Company may upon certain equity conditions redeemed certain notes at the lessor of fixed conversion price and 60% of 15 Trading day low VWAP.

5.	In the event of default the Note bears interest at 24% per annum and converts at 60% of 15 trading day low VWAP (default or fundamental transaction) – a derivative feature.

The June 9th amendments triggered an extinguishment of the debt since the change in the fair value of the embedded derivative exceeded 10% of the carrying value of the debt. The Company booked a $182,986 loss on extinguishment based on the amendments.

The terms of the SBI Warrants are as follows:

1.	The Warrants have a 3 year term.

2.	The 2 issuances of 4,167 Warrants each may be exercised at a conversion price of the lesser of: (i) $2.46 or $2.88, or (ii) any lower price of equity linked instruments issued by the Company while the warrant is issued and outstanding (full ratchet reset). This anti–dilution protections provides a full reset upon the issuance of lower price securities by the Company and is available to SBI during the initial 180 days that the Warrant is outstanding.

3.	Beneficial ownership is limited to 4.99% initially and upon Holder request to 9.99%.

On June 9, 2016, the amended Old Main notes (Bridge Note and Commitment Fee) provided the holder with a variable rate conversion feature. This feature taints all warrants/notes and ongoing derivative treatment is required until the note is paid or converted in full.

1.	The Company may redeem the Notes for 125% or 150% of the redemption amount and accrued interest. The Company may upon certain equity conditions redeemed certain notes at the lessor of fixed conversion price and 60% of 15 Trading day low VWAP.

2.	In the event of default the Note bears interest at 24% per annum and converts at 60% of 15 trading day low VWAP (default or fundamental transaction) – a derivative feature.

This note is a derivative because it contains an embedded conversion feature that resets the conversion price upon a fundamental transaction event. The Company recorded a debt discount based on the original issue discount, the embedded derivative, and the derivative warrant issued. The debt discount is being amortized over the term of the convertible debt.

Note 6 – Derivative Liability

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase the Company’s common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of the Company’s common stock price over the life of the instrument.

The following table summarizes the warrant derivative liabilities and convertible notes activity for the period ending December 31, 2016:

Description	Derivative Liabilities
Fair value at December 31, 2015	$106,265
Change due to Issuances	371,562
Change due to debt extinguishment	91,070
Change due to Exercise/Conversion	(518,398)
Change in Fair Value	190,456
Fair value at December 31, 2016	$240,955

For the year ended December 31, 2016, net derivative expense was $190,456 (2015 – net derivative income was $212,092).

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	December 31, 2016	December 31, 2015
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.51-1.47%	0.49-1.76%
Volatility	120.4-142.8%	128.42-146.65%
Maturity dates	.19-3.69 years	.69-4.69 years
Stock Price (pre-split)	0.0151	0.9495

During the period ended March 31, 2016, the Company amended the derivative notes on March 9, 2016. The amendment included revising the “Alternate Conversion Price to mean 60% of the lowest traded price of the common stock for the 15 consecutive trading days prior to the conversion date. The derivative liability increased by $91,070 due to the amendment which was booked as an additional debt discount.

During the quarter ended September 30, 2015, the Company issued 28,333 warrants to an investor as part of their Securities Purchase Agreement in which the investor acquired a Convertible Note. The warrants have an exercise price of $7.88 and a five-year term. The warrants are treated as derivative liabilities since the holder has anti-dilution protections that will re-price the warrant upon the issuance of lower priced equity linked instruments by the Company for the period of 180 days after issuance. The fair value of the derivative liability related to these warrants at issuance was valued at $169,270 and was booked as a debt discount to the Convertible Note and booked as a derivative liability on the balance sheet. The embedded conversion feature of the Convertible Note is treated as a derivative liability since the conversion price is reset upon a fundamental transaction event. The fair value of the derivative liability related to the embedded conversion feature was valued at $92,659 and was booked as a debt discount, included in interest expense(up to the amount of the note, with the excess expensed as interest expense).

Note 7 – Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, derivative liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2016, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one - Quoted market prices in active markets for identical assets or liabilities;

Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

Based on ASC Topic 815 and related guidance, the Company concluded the common stock purchase warrants are required to be accounted for as derivatives as of the issue date due to a reset feature on the exercise price. At the date of issuance warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2016 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$240,955	$(190,456)
Fair Value at December 31, 2016	$-	$-	$240,955	$(190,456)

Note 8 – Stock Options:

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2015	200,000
Granted	-	$3.00
Forfeited	-
Exercised	-
Outstanding, December 31, 2016	200,000	$3.00	9.84	$-
Exercisable, December 31, 2016	-	$-	-	$-

The exercise price for options outstanding and exercisable at December 31, 2016 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
200,000	$3.00	-	$-
200,000		-

For options granted during 2015 where the exercise price was equal to the stock price at the date of the grant, the weighted-average fair value of such options was $5.70 and the weighted-average exercise price of such options was $6.00. No options were granted during 2015 where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of grant. During 2016 the company reduced the exercise price to $3.00.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $632,356, included in operating expenses, during December 31, 2016 and $113,882 during the year ended December 31, 2015. At December 31, 2016, the unamortized stock option expense was $392,218 which will be amortized to expense through December 2018.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

	2016	2015
Risk-free interest rate	1.5%	1.5%
Expected life of the options	5.5 to 6.5 years	5.5 to 6.5 years
Expected volatility	150%	150%
Expected dividend yield	0%	0%

As at December 31, 2016, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2015	28,333
Less: Exercised	-
Less: Expired	-
Add: Issued	8,334
December 31, 2016	36,667

Warrants (Note 6)	28,333
Exercise Price	$7.88
Expiration Date	September 8, 2015 to September 8, 2020
Warrants (Note 5)	8,334
Exercise Price	**
Expiration Date	June 30, 2016 to June 30, 2019

** Lessor of: $2.46 or $2.88 or any price of equity linked instruments issued by the Company while the warrant is issued and outstanding

During the year ended December 31, 2016, nil warrants expired unexercised.

Note 9 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director

Consulting services from Officer

Consulting services provided by the officer for the year ended December 31, 2016 and 2015

	December 31, 2016	December 31, 2015

President, Chief Executive Officer and Chief Financial Officer	$101,723	$116,477

Note 10 - Stockholders’ Deficiency

Shares Authorized

The Company’s authorized capital stock consists of 495,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

On December 28, 2016, the Company filed a certificate of designation, preferences and rights of Series A Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 1,000 shares of its previously authorized preferred stock as Series A Preferred Stock. The holders of shares of Series A Preferred Stock that are not entitled to dividends or distributions have the following voting rights:

●	Each share of Series A Preferred Stock entitles the holder to 50,000 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series A Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting.

●	Except as otherwise provided in the Certificate of Designation, the holders of Series A Preferred Stock, the holders of Company common stock and the holders of shares of any other Company capital stock having general voting rights and shall vote together as one class on all matters submitted to a vote of the Company’s stockholders.

●	The holders of the Series A Preferred Stock do not have any conversion rights.

Effective as of February 22, 2017, the Company amended its Articles of Incorporation to increase its authorized capital stock from 125,000,000 to 500,000,000 shares, of which 495,000,000 will be common stock and 5,000,000 will be preferred stock, of which, 1,000 shares have been previously designated as Series A Preferred Stock (the “Series A Preferred Stock”) and effected a 1 for 30 reverse stock split of its issued and outstanding shares of common stock. All per share amounts and number of shares in the financial statements and related notes have been retroactively restated to reflect the reverse stock split.

Common Stock

Common Shares Issued Cash

On May 12, 2015 the Company sold 11,628 shares of its common stock at $12.90 per share for $150,000 in cash.

No common shares were issued for cash during year ended December 31, 2016.

Common Shares Issued for Non- Cash

On January 28, 2015, the Company entered into a consulting agreement (“Consulting Agreement”) with a third party (the “Consultant”) for software development consulting services. Pursuant to the Consulting Agreement, the Consultant agrees to provide consulting services for six months in exchange for 1,333 shares of common stock of the Company per month.

For the year ended December 31, 2015 the Company recorded $106,976, which were valued at the close price of the Company’s common stock on the last day of each month from February – July for each 1,333 shares issued or 8,000 shares in aggregate issued to the Consultant.

On March 1, 2016 $142,403 of Note Payable debt and accrued interest was converted to 60,276 shares of common stock at a conversion price of $2.24625 per share.

On March 14, 2016 $42,177 of Old Main debt was converted to 20,943 shares of common stock at a conversion price of $2.0139 per share.

On April 6, 2016 $25,000 of Old Main debt was converted to 9,850 shares of common stock at a conversion price of $2.538 per share.

On April 14, 2016 $25,000 of Old Main debt was converted to 11,574 shares of common stock at a conversion price of $2.16 per share.

On April 19, 2016 $35,000 of Old Main debt was converted to 16,204 shares of common stock at a conversion price of $2.16 per share.

On April 25, 2016 $50,000 of Old Main debt was converted to 23,148 shares of common stock at a conversion price of $2.16 per share.

On April 27, 2016 $30,000 of Old Main debt was converted to 15,291 shares of common stock at a conversion price of $1.962 per share.

On April 29, 2016 $35,000 of Old Main debt was converted to 19,444 shares of common stock at a conversion price of $1.80 per share.

On May 2, 2016 $36,397 of Old Main debt and interest were converted to 20,220 shares of common stock at a conversion price of $1.80 per share.

On May 4, 2016 $40,000 of Old Main debt was converted to 24,691 shares of common stock at a conversion price of $1.62 per share.

On May 11, 2016 $40,000 of Old Main debt was converted to 24,691 shares of common stock at a conversion price of $1.62 per share.

On May 16, 2016 $30,000 of Old Main debt was converted to 18,519 shares of common stock at a conversion price of $1.62 per share.

Effective May 17, 2016, the Company redeemed 1,333,333 shares of its common stock held by Consumer Electronics Ventures Corp. (“Consumer Electronics”), its former majority shareholder. The Company did not pay any cash compensation to Consumer Electronics for the redemption which was made in consideration of the intended increase in value of the remaining shares of common stock held by Consumer Electronics.

On May 20, 2016 $30,000 of Old Main debt was converted to 18,519 shares of common stock at a conversion price of $1.62 per share.

On May 26, 2016 $30,000 of Old Main debt was converted to 20,450 shares of common stock at a conversion price of $1.467 per share.

On June 6, 2016 $25,000 of Old Main debt was converted to 17,147 shares of common stock at a conversion price of $1.458 per share.

On June 14, 2016 $15,000 of Old Main debt was converted to 11,721 shares of common stock at a conversion price of $1.2798 per share.

On June 30, 2016 the Asset Purchase Agreement for certain assets of Pixorial Inc. (Pixorial) was closed whereby the Company issued an aggregate of 86,673 shares of the Company’s unregistered common stock in consideration for these assets valued at $2.25 per share, or an aggregate of $195,015. See Note 11 – Acquisition of Assets.

On July 29, 2016 $13,143 of Old Main debt was converted to 11,234shares of common stock at a conversion price of $1.17 per share.

On September 22, 2016 $10,000 of March 2016 Note debt was converted to 8,206 shares of common stock at a conversion price of $1.218 per share.

On October 6, 2016 $10,000 of March 2016 Note debt was converted to 8,206 shares of common stock at a conversion price of $1.218 per share.

On November 7, 2016 $5,000 of March 2016 Note debt was converted to 5,600 shares of common stock at a conversion price of $0.894 per share.

On November 17, 2016 $7,500 of March 2016 Note debt was converted to 14,723 shares of common stock at a conversion price of $0.51 per share.

On November 25, 2016 $7,500 of March 2016 Note debt was converted to 14,723 shares of common stock at a conversion price of $0.51 per share.

On November 30, 2016 $15,000 of March 2016 Note debt was converted to 31,807 shares of common stock at a conversion price of $0.471 per share.

On December 21, 2016 $10,000 of March 2016 Note debt was converted to 34,941 shares of common stock at a conversion price of $0.285 per share.

On December 30, 2016 $27,180 of March 2016 Note debt was converted to 100,000 shares of common stock at a conversion price of $0.273 per share.

Note 11 - Acquisition of Assets

On June 30, 2016, the Company completed the acquisition of certain assets of Pixorial pursuant to the terms of the Amended and Restated Asset Purchase Agreement entered into among the Company, Pixorial and Andres Espiniera dated June 20, 2016 (the “Amended Agreement”). Pursuant to the terms of the Amended Agreement, the Company agreed to purchase, and Pixorial agreed to sell certain assets of Pixorial comprised of the trademark “What’s Your Story” and its customer list (the “Pixorial Asset Acquisition”).

Under the terms of the Amended Agreement, the Company issued 86,673 shares of its unregistered common stock to the existing shareholders and certain creditors of Pixorial. In addition, the Company amended the exercise price of Mr. Espineira’s November 10, 2015 stock option award to acquire 200,000 shares of the Company’s common stock to $3.00 per share. The shares of the Company’s common stock to be issued to Pixorial’s shareholders and creditors will also be subject to a lock-up agreement whereby one-third the number received by each may be sold beginning as of each of the first three anniversaries of the closing of the Pixorial Asset Acquisition.

Consummation of the Pixorial Asset Acquisition, which shall occur no later than July 15, 2016, is subject to certain conditions, including: (i) consent to the Asset Purchase Transaction by both the shareholders of Pixorial and the principals of Siena Pier Ventures 2007 Fund, LLP and Siena Pier Ventures, LLC (the “Secured Creditors”), holders of certain indebtedness of the Company in the aggregate principal sum of $2,025,000 (the “Siena Debt”), shall have been delivered; (ii) the Secured Creditors shall have agreed to cancel a portion of the Siena Debt for 81,260 of the total 86,673 shares of the Company’s common stock to be tendered as consideration, (iii) such Secured Creditors’ shares also being subject to a lock-up agreement whereby only one-third of the shares may be sold beginning on each of the first three anniversaries of the closing of the Pixorial Asset Acquisition; and (iv) the parties shall have reaffirmed to one another as of closing their customary representations and warranties made as of the execution date under the Amended Agreement.

The common stock was valued at $195,015 based on the closing price of $2.25/share of the Company’s common stock on the acquisition date. The purchase price was allocated as follows: trademark - $5,000 and customer list - $190,015. Management determined that these intangible assets were impaired and took a charge to earnings of $195,015 during the year ended December 31, 2016.

Note 12 - Income Tax Provision

Deferred Tax Assets

At December 31, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,851,367 (2015: $913,899) that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $629,465 (2015: $310,726) was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $318,739 and $228,375 for the years ended December 31, 2016 and 2015, respectively.

Components of deferred tax assets are as follows:

	December 31, 2016	December 31, 2015
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$629,465	$310,726
Less valuation allowance	(629,465)	(310,726)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015
	$	$
Net loss for the year before income taxes	(3,265,250)	(1,086,538)

Expected income tax recovery from net loss	(1,110,185)	(369,423)
Non-deductible expenses	791,446	141,048
Other temporary differences	—	—
Change in valuation allowance	318,739	228,375
	—	—

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company’s tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2013 - 2016.

Note 13 - Subsequent Events

The Company’s management has evaluated subsequent events up to April 17, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On January 3, 2017 $10,000 of the Company’s convertible debt was converted to 36,792 shares of common stock at a conversion price of $0.2718 per share.

On January 6, 2017 $27,180 of the Company’s convertible debt was converted to 100,000 shares of common stock at a conversion price of $0.2718per share.

On January 17, 2017 $15,000 of the Company’s convertible debt was converted to 55,188 shares of common stock at a conversion price of $0.2718 per share.

On February 8, 2017 $10,000 of the Company’s convertible debt was converted to 44,092 shares of common stock at a conversion price of $0.2268 per share.

On February 27, 2017 $10,000 of the Company’s convertible debt was converted to 65,359 shares of common stock at a conversion price of $0.153 per share.

On February 28, 2017 $15,300 of the Company’s convertible debt was converted to 100,000 shares of common stock at a conversion price of $0.153 per share.

On March 13, 2017 $5,000 of the Company’s convertible debt was converted to 69,444 shares of common stock at a conversion price of $0.072 per share.

On March 14, 2017 $10,000 of the Company’s convertible debt was converted to 129,199 shares of common stock at a conversion price of $0.0774 per share.

On March 23, 2017 $5,000 of the Company’s convertible debt was converted to 77,161 shares of common stock at a conversion price of $0.0648 per share.

On February 21, 2017, the Company entered into an investment agreement (the “Investment Agreement”) with Stewart Garner, the Company’s Chief Executive Officer and the sole member of its board of directors. Pursuant to the terms of the Investment Agreement, the Company agreed to sell and issue, and Mr. Garner subscribed for and purchased, 1,000 shares of the Company’s Series A Preferred Stock at a purchase price of $0.10 per share, or an aggregate of $100.

On February 22, 2017, the Company filed a definitive information statement on Schedule 14C relating to an amendment to the Company’s amended and restated articles of incorporation that would increase in the Company’s authorized capital stock from 125,000,000 shares to 500,000,000 shares, of which 495,000,000 shares will be common stock and 5,000,000 will be preferred stock and also a 1 for 30 reverse split of the Company’s common stock outstanding. This corporate action was approved by the Financial Information Regulatory Association, Inc. (“FINRA”) on March 24, 2017 and effective as of March 27, 2017.

On April 7, 2017, the Company entered into a Securities Purchase Agreement with Old Main Capital whereby it agreed to and issued a 10% Convertible Promissory Note in the principal amount of up to $75,000 (the “April 2017 Old Main Note”) payable in tranches as follows: $19,166.66 consisting of $17,250 (less $1,250 for Old Main Capital’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. This amount will be paid within a reasonable amount of time after the full execution of the Note and transactional documents related to the April 2017 Old Main Note. Old Main Capital may pay such additional amounts of the Consideration and at such dates as mutually agreed upon by the Borrower and Old Main Capital. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment (each a “Maturity Date”) (or such earlier date as the April 2017 Old Main Note is required or permitted to be repaid as provided hereunder, and is the date upon which the principal sum of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, shall be due and payable. The Old Main Capital has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. The terms of the Convertible Note are as follows:

1.	The Old Main Capitals have the right from and after a 180 day delay from the Date of Issuance, and until any time until the Note is fully paid, to convert any outstanding and unpaid principal portion of the Note, and accrued interest, into fully paid and non–assessable shares of Common (par value $.001 per share). Bi–weekly amortization payments are due after 6 months.

2.	The Convertible Notes are convertible at a fixed rate of $[0.07] with no reset provisions.

3.	Beneficial ownership is limited to 9.99%.

4.	The Company may redeem the Notes for 150% of the redemption amount and accrued interest at any time upon ten days written notice to the Old Main Capital.

5.	In the event of default the Note bears interest at 24% per annum.

Participation in Future Financing. Subject to any existing obligations of the Company, from the date hereof until the date that is the 12-month anniversary of the date of the April 2017 Old Main Note, upon any issuance by the Company or any of its subsidiaries of its Common Stock or other securities convertible into Common Stock, other than any issuance that is through a public underwritten offering or to an investor or a group of investors that already own Common Stock or securities of the Company, Old Main Capital shall have the right to participate in the subsequent Financing in an amount up to 100% of such Old Main Capital’s pro rata portion as defined below in the April 2017 Old Main Note on the same terms, conditions and price provided for in the Subsequent Financing, subject to any existing obligations of the Company with respect to participation rights.

On April 7, 2017, the Company entered into a Securities Purchase Agreement with SBI Investments LLC, 2014-1 (“SBI”) whereby it agreed to and issued a 10% Convertible Promissory Note in the principal amount of up to $75,000 (the “April 2017 SBI payable in tranches as follows: $19,166.66 consisting of $17,250 (less $1,250 for SBI’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. This amount will be paid within a reasonable amount of time after the full execution of the Note and transactional documents related to the April 2017 SBI. SBI may pay such additional amounts of the Consideration and at such dates as mutually agreed upon by the Borrower and SBI. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment (each a “Maturity Date”) (or such earlier date as the April 2017 SBI is required or permitted to be repaid as provided hereunder, and is the date upon which the principal sum of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, shall be due and payable. The SBI has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. The terms of the Convertible Note are as follows:

1.	The SBI have the right from and after a 180 day delay from the Date of Issuance, and until any time until the Note is fully paid, to convert any outstanding and unpaid principal portion of the Note, and accrued interest, into fully paid and non–assessable shares of Common (par value $.001 per share). Bi–weekly amortization payments are due after 6 months.

2.	The Convertible Notes are convertible at a fixed rate of $0.07 with no reset provisions.

3.	Beneficial ownership is limited to 9.99%.

4.	The Company may redeem the Notes for 150% of the redemption amount and accrued interest at any time upon ten days written notice to the SBI.

5.	In the event of default the Note bears interest at 24% per annum.

Participation in Future Financing. Subject to any existing obligations of the Company, from the date hereof until the date that is the 12-month anniversary of the date of the April 2017 SBI, upon any issuance by the Company or any of its subsidiaries of its Common Stock or other securities convertible into Common Stock, other than any issuance that is through a public underwritten offering or to an investor or a group of investors that already own Common Stock or securities of the Company, SBI shall have the right to participate in the subsequent Financing in an amount up to 100% of such SBI’s pro rata portion as defined below in the April 2017 SBI on the same terms, conditions and price provided for in the Subsequent Financing, subject to any existing obligations of the Company with respect to participation rights.

