Form 10-Q
period 2017-03-31
Lifelogger Technologies Corp
filed 2017-05-15
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes [X] No [  ]

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2017
Common Stock, $0.001 par value	3,136,528

LIFELOGGER TECHNOLOGIES CORP.

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2017 and 2016

Index to Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	As at
	March 31, 2017	December 31, 2016
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$2,815	$101,041
Other receivable	6,614	-
Prepaid expenses	5,416	1,250
Deferred financing costs	1,634	3,360

Total current assets	16,479	105,651

Non-Current Assets
Furniture and fixtures	9,578	9,578
Accumulated depreciation	(3,079)	(2,737)

Furniture and fixtures, net	6,499	6,841

Total Assets	$22,978	$112,492

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses (Note 4)	$125,453	$89,934
Convertible notes payable, net of unamortized discount of $72,960 and (2016 - 134,628) (Note 5)	962,649	1,008,461
Derivative liability - notes and warrants (Note 6)	262,836	240,955

Total current liabilities	1,350,938	1,339,350

Total liabilities	1,350,938	1,339,350

Stockholders’ Deficiency:

Preferred stock par value $0.001: 5,000,000 shares authorized; Preferred Shares Series A 1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock par value $0.001: 495,000,000 shares authorized; 2,740,386 and 2,063,151 shares issued and outstanding, respectively	2,741	2,063
Additional paid-in capital	3,620,128	3,365,116
Accumulated deficit	(4,950,830)	(4,594,037)

Total stockholders’ deficiency	(1,327,960)	(1,226,858)

Total Liabilities and Stockholders’ Deficiency	$22,978	$112,492

See accompanying notes to the financial statements

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016

Revenue	$-	$-

Cost of revenue	-	-

Gross margin	-	-

Operating Expenses:
Research and development	4,237	121,662
Advertising and promotions	-	3,639
Consulting - related parties (Note 9)	27,890	25,200
Consulting - other	17,410	82,521
Option expense - consulting - other	79,373	170,774
General and administrative	52,599	52,216

Total operating expenses	181,509	456,012

Loss from operations	(181,509)	(456,012)

Other income (expenses)
Change in fair value of derivative-warrants and notes (Note 6)	3,649	(58,074)
Change in fair value of derivative-notes (Note 6)	(94,267)	(45,618)
Loss on extinguishment of debt (Note 5)	-	(499,081)
Interest expense	(84,666)	(130,665)

Total other expenses	(175,284)	(733,438)

Loss before income tax provision	(356,793)	(1,189,450)

Income tax provision	-	-

Net Loss	$(356,793)	$(1,189,450)

Net Loss Per Common Share:
- Basic and Diluted	$(0.15)	$(0.43)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	2,364,635	2,771,008

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE INTERIM PERIOD ENDED MARCH 31, 2017 AND YEAR ENDED DECEMBER 31, 2016

	Preferred stock par value $0.001		Common stock par value $0.001
	Number of Shares (a)	Amount	Number of Shares (a)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance December 31, 2015 (audited)	-	$-	2,747,683	$2,748	$927,487	$(1,328,787)	$(398,552)

Common stock issued on conversion of note payable (Note 5)	-	-	60,276	60	497,218	-	497,278
Options granted for consultant (Note 8)	-	-	-	-	632,356	-	632,356
Common stock issued for intangible assets (Note 11)	-	-	86,673	86	194,929	-	195,015
Common stock issued on conversion of convertible notes payable (Note 5)	-	-	501,852	502	1,111,793	-	1,112,295
Shares redeemed (Note 11)	-	-	(1,333,333)	(1,333)	1,333	-	-
Net loss	-	-	-	-	-	(3,265,250)	(3,265,250)

Balance, December 31, 2016 (audited)	-	$-	2,063,151	$2,063	$3,365,116	$(4,594,037)	$(1,226,858)

Preferred stock issued	1,000	1	-	-	99	-	100
Common stock issued on conversion of convertible
note payable (Note 10)	-	-	677,235	678	175,540	-	176,218
Options granted for consultant (Note 8)	-	-	-	-	79,373	-	79,373
Net loss	-	-	-	-	-	(356,793)	(356,793)

Balance, March 31, 2017 (unaudited)	1,000	$1	2,740,386	$2,741	$3,620,128	$(4,950,830)	$(1,327,960)

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended.
	March 31, 2017	March 31, 2016

Operating Activities:
Net loss	$(356,793)	$(1,189,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	342	342
Options issued - consulting	79,373	170,774
Interest expense recognized through accretion of discount on debt	61,669	70,663
Original issue discount on new financing	-	26,653
Interest expense recognized through amortization of deferred financing costs	1,726	3,453
Change in fair value of derivative liabilities - notes	94,267	45,618
Change in fair value of derivative liabilities - warrants	(3,649)	58,074
Extinguishment of debt	-	499,081
Changes in Operating Assets and Liabilities:
Other receivable	(6,614)	-
Prepaid expenses	(4,166)	3,028
Accounts payable and accrued expenses	35,519	54,187
Accounts payable - related party	-	46,933
Net Cash Used in Operating Activities	(98,326)	(210,644)

Financing Activities:
Issuance of preferred shares	100	-
Proceeds from note payable	-	84,500
Common shares issued for interest expense	-	7,403

Net Cash Provided by Financing Activities	100	91,903

Net Change in Cash	(98,226)	(118,741)

Cash - Beginning of Reporting Period	101,041	131,699

Cash - End of Reporting Period	$2,815	$12,958

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-

Income tax paid	$-	$-

Supplemental Cash Flow Information

Issuance of common stocks for settlement of notes payable and accrued interest	$-	$497,278

Note payable issued for financing cost	$-	$246,547

Issuance of common stocks for settlement of convertible notes payable	$176,218	$58,661

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2017

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 17, 2017.

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

There were 200,000 options outstanding as of March 31, 2017.

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

Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2017 and December 31, 2016.

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

Recently issued accounting pronouncements

In January 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculates the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This pronouncement is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption is required to be applied on a prospective basis. The adoption of this pronouncement will not have a material impact on the financial position and/or results of operations.

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

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has adopted this pronouncement on January 1, 2017, and the adoption did not have a material impact on the financial position and/or results of operations.

Note 3 - Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $4,950,830 at March 31, 2017 ($4,594,037 as of December 31, 2016), a net loss of $356,793 and net cash used of $98,326 in operating activities for the period ended March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Accounts Payable and Accrued Liabilities

	As at March 31, 2017 ($)	As at December 31, 2016 ($)
Trade accounts payable	$65,835	$51,587
Accrued interest on convertible notes payable	37,350	16,079
Other payable	22,268	22,268
	$125,453	$89,934

Trade accounts payable include $Nil (2016: $8,065) due to an executive of the Company. The payable balance arose primarily due to consulting charges. The payable is unsecured, non-interest bearing and due on demand.

Note 5 – Convertible Notes Payable

a.	Convertible Notes Payable

The movement in convertible notes payable is as follows:

		Original amount	Unamortized discount	Guaranteed interest accrued	Net settlement	March 31, 2017	December 31, 2016
Opening as of January 1, 2016		$-	$-	$-	$-	$-	$189,921
Conversion on opening balance	(i)	-	-	-	-	-	(189,921)
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(144,660)	166,301	218,781
Issued: June 9, 2016	(iv)	87,912	(13,243)	4,396	-	79,065	64,919
Issued: June 30, 2016	(v)	550,000	(59,717)	22,000	(55,000)	457,283	464,761
Ending as of March 31, 2017		$1,184,065	$(72,960)	$51,204	$(199,660)	962,649	1,008,461
Ending as of December 31, 2016		$1,184,065	$(134,628)	$51,204	$(92,180)	$-	$1,008,461

(i) Old Main Capital, LLC – September 2015:

On September 14, 2015 (the “Issuance Date”), the Company closed on the transactions contemplated by the securities purchase agreement (the “SPA”) with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to invest $450,000 (the “Purchase Price”) in the Company’s -share capital in exchange for the Note (as defined below) and Warrants (as defined below). Pursuant to the SPA, the Company issued a promissory note to Old Main, in the original principal amount of $473,684, which bears interest at 10% per annum (the “September 2015 Note”). The Purchase Price will be paid as follows: (1) $250,000 funded in cash to the Company on the Issuance Date, (2) the remaining $200,000 within 30 days after the Issuance Date. The principal from each funding date, coupled with the accrued and unpaid interest relating to that principal amount, is due and payable on September 8, 2016 (the “Maturity Date”). Any amount of principal or interest that is due under the September 2015 Note, which is not paid by the Maturity Date, will bear interest at the rate of 24% per annum until it is paid.

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

Effective on March 9, 2016, the September 2015 Note was amended whereby the conversion price in effect on any Conversion Date shall be equal to the lesser of the (i) closing price of the Common Stock on September 8, 2015 (“Fixed Conversion Price”), or (ii) 60% of the lowest traded price of the Common Stock for the 15 consecutive trading days ending on the trading day that is immediately prior to the applicable Conversion Date. All such determinations were appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such measuring period. This amendment triggered an extinguishment of the debt since the change in the fair value of the embedded derivative exceeded 10% of the carrying value of the debt. The Company booked a $144,205 loss on extinguishment based on the amendment during the year ended December 31, 2016.

The Company has converted $473,684 of principal and $28,033 of interest for 283,645 shares ranging in price per share of $1.17 to $2.55. This was completely settled by July 2016.

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

The Company amended this convertible note on June 9, 2016 to remove the equity condition limitations, removed the amortization payment requirements, to permit voluntary conversions in common stock and revised the conversion price to mean the lesser of (a) the closing price of the Company’s common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. This amendment was treated as an extinguishment of debt and a resultant loss on extinguishment of debt of $94,030 was realized, and recorded in other expenses during the year ended December 31, 2016.

As at March 31, 2017 the Company owes $250,000 (December 31, 2016 - $250,000) in principal and the accrued interest is $21,444, which consists of the guaranteed interest accrued of $10,000 included in the convertible notes balance and the remainder of $11,444 is recorded in accounts payable and accrued liabilities, Note 4.

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

The March 2016 Note can be prepaid by the Company at any time while the March 2016 Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the March 2016 Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the March 2016 Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the March 2016 Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the March 2016 Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date”), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment”), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of the Company’s common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000 of value under the March 2016 Note or (ii) 1/24th of the total outstanding amount under this March 2016 Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties. As at March 31, 2017, there were no prepayments made on the Note. During the quarter, $52,480 (year ended December 31, 2016 - $92,180) of the principal balance had been converted into equity shares. Refer to Note 10 for further details.

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

As at March 31, 2017 the Company owes $151,493 (December 31, 2016 - $203,973) in principal and the accrued interest is $27,449, which consists of the guaranteed interest accrued of $14,808 included in the convertible notes balance and the remainder of $12,641 is recorded in accounts payable and accrued liabilities, Note 4.

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

As at March 31, 2017 the Company owes $87,912 (December 31, 2016 - $87,912) in principal and the accrued interest is $7,204, which consists of the guaranteed interest accrued of $4,396 included in the convertible notes balance and the remainder of $2,808 is recorded in accounts payable and accrued liabilities, Note 4.

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

The Note can be prepaid by the Company at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon SBI’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, the company will pay interest at 24%. As at March 31, 2017, there were no prepayments made on the Note. During the quarter, $55,000 (December 31, 2016 – Nil) of the principal balance had been converted into equity shares. Refer to Note 10 for further details.

As at March 31, 2017 the Company owes $495,000 (December 31, 2016 - $550,000) in principal and the accrued interest is $32,458, which consists of the guaranteed interest accrued of $22,000 included in the convertible notes balance and $10,458 is recorded in accounts payable and accrued liabilities, Note 4.

b.	Warrants

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

The June 9th amendments triggered an extinguishment of the debt since the change in the fair value of the embedded derivative exceeded 10% of the carrying value of the debt. The Company booked a $182,986 loss on extinguishment based on the amendments on the quarter and six-month period ended June 30, 2016.

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the period ending March 31, 2017:

Description	Derivative Liabilities
Fair value at December 31, 2016	$240,955
Change due to Issuances	-
Change due to debt extinguishment	-
Change due to Exercise/Conversion	(68,737)
Change in Fair Value	90,618
Fair value at March 31, 2017	$262,836

For the three month period ended March 31, 2017, net derivative income was $90,618 (March 31, 2016 - $103,692). Further, the change in derivative liability due to exercise/conversion of $68,737 was recorded in APIC.

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	March 31, 2017	December 31, 2016
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.40-1.68%	0.51-1.47%
Volatility	105.6.4-263.1%	120.4-142.8%
Maturity dates	.025-3.44 years	.19-3.69 years
Stock Price	0.14	0.453

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At March 31, 2017, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value as of March 31, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$262,836	$90,618
Fair Value at March 31, 2017	$-	$-	$262,836	$90,618

Note 8 – Stock Options:

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2016	200,000	$3.00
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2017	200,000	$3.00	3.17	$-
Exercisable, March 31, 2017	-	$-	-	$-

The exercise price for options outstanding and exercisable at March 31, 2017 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
200,000	$3.00	-	$-
200,000		-

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $79,373, included in operating expenses, during March 31, 2017, and $632,356 during the year ended December 31, 2016. At March 31, 2017, the unamortized stock option expense was $312,846 (December 31, 2016 - $392,218) which will be amortized to expense through December 2018.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

	2017	2016
Risk-free interest rate	1.5%	1.5%
Expected life of the options	5.3 to 6.5 years	5.5 to 6.5 years
Expected volatility	150%	150%
Expected dividend yield	0%	0%

As at March 31, 2017, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2016	36,667
Less: Exercised	-
Less: Expired	-
Add: Issued	-
March 31, 2017	36,667

Warrants (Note 6)	28,333
Exercise Price	$7.88
Expiration Date	September 8, 2015 to September 8, 2020
Warrants (Note 5)	8,334
Exercise Price	**
Expiration Date	June 30, 2016 to June 30, 2019

** Lessor of: $2.46 or $2.88 or any price of equity linked instruments issued by the Company while the warrant is issued and outstanding

During the three months period ended March 31, 2017, nil warrants expired unexercised.

Note 9 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director

Consulting services from Officer

Consulting services provided by the officer for the three months ended March 31, 2017 and 2016

	March 31, 2017	March 31, 2016

President, Chief Executive Officer and Chief Financial Officer	$27,890	$25,200

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

Common Stock

Common Shares Issued Cash

No common shares were issued for cash during the year ended December 31, 2016.

No common shares were issued for cash during the three months ended March 31, 2017.

Common Shares Issued for Non- Cash

During the three month period ended, March 31, 2017, a total of $55,000 of the June 2016 Note was converted to 348,036 shares of common stock at an average price of $0.1580 per share as follows:

●	On January 3, 2017 $10,000 of June 2016 Note debt was converted to 36,792 shares of common stock at a conversion price of $0.2718 per share.

●	On January 17, 2017 $15,000 of June 2016 Note debt was converted to 55,188 shares of common stock at a conversion price of $.2718 per share.

●	On February 8, 2017 $10,000 of June 2016 Note debt was converted to 44,092 shares of common stock at a conversion price of $.2268 per share.

●	On February 27, 2017 $10,000 of June 2016 Note debt was converted to 65,359 shares of common stock at a conversion price of $.1530 per share.

●	On March 13, 2017 $5,000 of June 2016 Note debt was converted to 69,444 shares of common stock at a conversion price of $.0720 per share.

●	On March 23, 2017 $5,000 of June 2016 Note debt was converted to 77,161 shares of common stock at a conversion price of $.0648 per share.

During the three month period ended March 31, 2017, a total of $52,480 of the March 2016 Note was converted to 329,199 shares of common stock at an average price of $0.1594 per share as follows:

●	On January 6, 2017 $27,180 of March 2016 Note debt was converted to 100,000 shares of common stock at a conversion price of $.2718 per share.

●	On February 28, 2017 $15,300 of March 2016 Note debt was converted to 100,000 shares of common stock at a conversion price of $.1530 per share.

●	On March 14, 2017 $10,000 of March 2016 Note debt was converted to 129,199 shares of common stock at a conversion price of $.0774 per share.

The related derivative liability of $68,737, as disclosed in Note 6, was transferred to the additional paid-in capital during the three month period ended March 31, 2017.

Preferred Stock

On February 21, 2017, the Company entered into an investment agreement (the “Investment Agreement”) with Stewart Garner, the Company’s Chief Executive Officer and the sole member of its board of directors. Pursuant to the terms of the Investment Agreement, the Company sold to Mr. Garner 1,000 shares of the Company’s Series A Preferred Stock, par value of $0.001 per share, at a purchase price of $0.10 per share, or an aggregate of $100.

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

Note 12 - Subsequent Events

The Company’s management has evaluated subsequent events up to May 15, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On April 7, 2017, the Company entered into a Securities Purchase Agreement with Old Main Capital whereby it agreed to and issued a 10% Convertible Promissory Note in the principal amount of up to $75,000 (the “April 2017 Old Main Note”) payable in tranches as follows: Tranche 1 paid on April 11, 2017: $19,166.66 consisting of $17,250 (less $1,250 for Old Main Capital’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. Tranche 2 paid on May 2, 2017: $14,444 consisting of $13,000 paid to the Company in cash, and less original issue discount of $1,444.

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

On April 7, 2017, the Company entered into a Securities Purchase Agreement with SBI Investments LLC, 2014-1 (“SBI”) whereby it agreed to and issued a 10% Convertible Promissory Note in the principal amount of up to $75,000 (the “April 2017 SBI payable in tranches as follows: Tranche 1 paid on April 11, 2017: $19,166.66 consisting of $17,250 (less $1,250 for Old Main Capital’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. Tranche 2 paid on May 2, 2017: $14,444 consisting of $13,000 paid to the Company in cash, and less original issue discount of $1,444.

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

On April 20, 2017 $5,646 of June 2016 Note debt was converted to 136,967 shares of common stock at a conversion price of $.04122 per share.

On May 2, 2017 $7000 of March 2016 Note debt was converted to 254,731 shares of common stock at a conversion price of $.02748 per share.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2017 and 2016. For comparative purposes, we are comparing the three months ended March 31, 2017, to the three months ended March 31, 2016. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this quarterly report.

Revenue. Total revenue was $0 for the three months ended March 31, 2017 and March 31, 2016, respectively. The Company currently cannot predict when the Company will become revenue producing.

Cost of Revenue. We had no cost of revenues for the three months ended March 31, 2017 and 2016 as we had no revenues. We are not able to predict what our expected gross profits will be in remaining periods in fiscal 2017 as we are unable to estimate software licensing revenue from our LifeLogger Platform.

Operating Expenses. Total operating expenses were $181,509 and $456,012 for the three months ended March 31, 2017 and 2016, respectively. The decrease is primarily attributable to decreases in Research and Development, other consulting and option expense.

Other Expenses. Other expenses were $175,284 and 733,438 for the three months ended March 31, 2017 and 2016, respectively. The decrease is primarily attributable to no loss on extinguishment of debt during the three months ended March 31, 2017. We expect increases in our interest expense due to our increased borrowings and are unable to predict changes in the fair value of our derivative securities which is largely based on the trading price of our common stock.

Net Loss. The net loss was $356,793 and $1,189,450 for the three months ended March 31, 2017 and 2016, respectively. This increase is a result of the increase in operating expenses and other expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2017 our working capital deficit amounted to $1,334,462, an increase of $100,763 as compared to working capital deficit of $1,233,699, as of December 31, 2016. This increase is primarily a result of a decrease in cash and an increase in total current liabilities.

Net cash used in operating activities was $98,326 during the three months period ended March 31, 2017 compared to $210,644 in the three month period ended March 31, 2016. The decrease in cash used in operating activities is primarily attributable to a decrease in net loss offset by no extinguishment of debt incurred and a decrease in stock option expense.

Net cash used in investing activities was $0 during the three months period ended March 31, 2017 and 2016.

Net cash provided by financing activities was $100 during the three months period ended March 31, 2017 compared to $91,903 in the three months period ended March 31, 2017. The decrease in cash provided by financing activities was caused by no financing was received during this quarter.

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

Recent Financing Transactions

Securities Purchase Agreement and Convertible Note Issued to Old Main Capital, LLC

Promissory Notes to Old Main Capital, LLC and to SBI Investments LLC, 2014-1

On April 7, 2017, the Company entered into a Securities Purchase Agreement with two investors (the “Investors”) whereby it agreed to and issued to each of the investors (each an “Investor” and collectively, the “Investors”) a 10% Convertible Promissory Note in the principal amount of up to $75,000 (each, the “April 2017 Note” and collectively, the “April 2017 Notes”) payable in tranches as follows to date: April 11, 2017 $19,166.66 consisting of $17,250 (less $1,250 for The Investor’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. Tranche two on May 2, 2017 $14,444 consisting of $13,000 paid to the Company in cash, and less original issue discount of $1,444. Each Investor may pay such additional amounts of the consideration and at such dates as mutually agreed upon by the Company and The Investor. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment (each a “Maturity Date”) or such earlier date as the April 2017 Notes is required or permitted to be repaid as provided hereunder, and is the date upon which the principal sum of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, shall be due and payable. Each Investor has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. The terms of the Convertible Note are as follows:

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

Going Concern Consideration

We have incurred significant losses since our inception on June 4, 2012. We had a net loss during the three months period ended March 31, 2017 of $356,793 and an accumulated deficit of $4,950,830 as of March 31, 2017. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year ended December 31, 2016, our auditor included a statement that there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2017, we have no off-balance sheet arrangements that meet such criterion.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2017 for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2017:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2017 $10,000 of June 2016 Note debt was converted to 36,792 shares of common stock at a conversion price of $0.2718 per share.

On January 6, 2017 $27,180 of March 2016 Note debt was converted to 100,000 shares of common stock at a conversion price of $.2718 per share.

On January 17, 2017 $15,000 of June 2016 Note debt was converted to 55,180 shares of common stock at a conversion price of $.2718 per share.

On February 8, 2017 $10,000 of June 2016 Note debt was converted to 44,092 shares of common stock at a conversion price of $.2268 per share.

On February 27, 2017 $10,000 of June 2016 Note debt was converted to 65,359 shares of common stock at a conversion price of $.1530 per share.

On February 28, 2017 $15,300 of March 2016 Note debt was converted to 100,000 shares of common stock at a conversion price of $.1530 per share.

On March 13, 2017 $5,000 of June 2016 Note debt was converted to 69,444 shares of common stock at a conversion price of $.0720 per share.

On March 14, 2017 $10,000 of March 2016 Note debt was converted to 129,199 shares of common stock at a conversion price of $.0774 per share.

On March 23, 2017 $5,000 of June 2016 Note debt was converted to 77,161 shares of common stock at a conversion price of $.0648 per share.

On April 20, 2017 $5,646 of June 2016 Note debt was converted to 136,967 shares of common stock at a conversion price of $.04122 per share.

On May 2, 2017 $7,000 of March 2016 Note debt was converted to 254,731 shares of common stock at a conversion price of $.02748 per share.

These shares of our common stock were issued in reliance on the exemption from registration provided by Sections 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act “).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 13, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on January 6, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.1(c)	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on December 28, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017).

3.1(d)	Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on February 23, 2017 (incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C filed on March 16, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 4, 2013).

4.1	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

4.3	Promissory Note dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.4	Common Stock Purchase Warrant dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.5	10% Convertible Promissory Note in the original principal amount of $296,153 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.6	Amendment No. 1 dated March 9, 2016 to Convertible Promissory Note dated September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.7	8% Convertible Promissory Note in the principal amount of $250,000 dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.8	10% Convertible Promissory Note in the principal amount of $87,912 dated June 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.9	Amendment dated June 9, 2016 to $296,153 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by Lifelogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.10	Amendment dated June 9, 2016 to $250,000 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by Lifelogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.11	Promissory Note dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.12	Series A Common Stock Purchase Warrant dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.13	Series B Common Stock Purchase Warrant dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.14	10% Convertible Promissory Note dated April 7, 2017 issued by Lifelogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

4.15	10% Convertible Promissory Note dated April 7, 2017 issued by Lifelogger Technologies Corp. to SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

10.1	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.2	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and Lifelogger Technologies Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.3	Securities Purchase Agreement dated as of September 24, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.4	Securities Purchase Agreement dated as of December 8, 2014 between Lifelogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.5	Securities Purchase Agreement dated as of May 7, 2015 between Lifelogger Technologies Corp. and SSID Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015)

Exhibit No.	Description

10.6	Securities Purchase Agreement dated as of July 20, 2015 between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.7	Securities Purchase Agreement dated as of September 8, 2015 between Lifelogger Technologies Corp. and Old Main Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.8	Asset Purchase Agreement dated November 10, 2015 entered into among Lifelogger Technologies, Inc., Pixorial, Inc. and Andres Espineira (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.9+	Consulting Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.10+	Stock Option Agreement dated as of November 10, 2015 between Lifelogger Technologies Corp. and Andres Espineira (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.11	Amendment dated November 12, 2015 to Promissory Note and Securities Purchase Agreement dated as of July 20, 2015, between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.12	Securities Purchase Agreement dated March 9, 2016 between Lifelogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

10.13	First Amendment to Asset Purchase Agreement entered into on March 30, 2016 between Lifelogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

10.14	Debt Settlement Agreement dated March 1, 2016 entered into between Lifelogger Technologies Corp. and Glamis Capital SA (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2016).

10.15	Amendment No. 2 to Asset Purchase Agreement entered into as of May 3, 2016 by Lifelogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016).

10.16	Stock Redemption Agreement between Lifelogger Technologies Corp. and Consumer Electronics Ventures Corp. dated May 5 May, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2016).

10.17	Amended and Restated Asset Purchase Agreement dated as of June 20, 2016 between Lifelogger Technologies Corp., Pixorial, Inc. and Andres Espiniera (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on June 21, 2016).

10.18	Securities Purchase Agreement dated June 30, 2016, by and between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

10.19	Investment Agreement dated as of February 21, 2017 between Lifelogger Technologies Corp. and Stewart Garner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2017).

10.20	Securities Purchase Agreement between Lifelogger Technologies Corp. and Old Main Capital, LLC dated as of April 7, 2017 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

10.21	Securities Purchase Agreement between Lifelogger Technologies Corp. and SBI Investments LLC, 2014-1 dated as of April 7, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

31.1*	Section 302 Certificate of Principal Executive Officer.

31.2*	Section 302 Certificate of Principal Financial Officer.

32.1*	Section 906 Certificate of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOGGER TECHNOLOGIES CORP.

Dated: May 15, 2017	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)