Form 10-Q
period 2017-06-30
Lifelogger Technologies Corp
filed 2017-08-14
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2017
Common Stock, $0.001 par value	7,522,734

LIFELOGGER TECHNOLOGIES CORP.

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	As
	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$561	$101,041
Prepaid expenses	2,833	1,250
Deferred financing costs	1,940	3,360
Total current assets	5,334	105,651

Non-Current Assets
Furniture and fixtures	9,578	9,578
Accumulated depreciation	(3,421)	(2,737)
Furniture and fixtures, net	6,157	6,841

Total Assets	$11,491	$112,492

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued liabilities (Note 4)	$135,251	$89,934
Convertible notes payable, net of unamortized discount of $53,874 and (2016 - 134,628) (Note 5)	1,044,669	1,008,461
Derivative liability - notes and warrants (Note 6)	294,311	240,955

Total current liabilities	1,474,231	1,339,350
Total liabilities	1,474,231	1,339,350

Stockholders' Deficiency:

Preferred stock par value $0.001: 5,000,000 shares authorized; Preferred Shares Series A 1,000 and 0 shares issued and outstanding, respectively (Note 10)	1	-
Common stock par value $0.001: 495,000,000 shares authorized; 4,497,734 and 2,063,151 shares issued and outstanding, respectively (Note 10)	4,497	2,063
Additional paid-in capital	3,768,772	3,365,116
Accumulated deficit	(5,236,010)	(4,594,037)

Total stockholders' deficiency	(1,462,740)	(1,226,858)

Total Liabilities and Stockholders' Deficiency	$11,491	$112,492

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Research and development	4,551	80,971	8,788	202,633
Advertising and promotions	-	6,848	-	10,487
Consulting -related parties (Note 9)	22,510	25,200	50,400	50,400
Consulting - other	30,643	78,890	48,053	161,411
Option expense - consulting - other	79,373	177,570	158,746	348,344
Impairment of intangible assets	-	195,015	-	195,015
General and administrative	28,223	72,067	80,822	124,283

Total operating expenses	165,300	636,561	346,809	1,092,573

Loss from operations	(165,300)	(636,561)	(346,809)	(1,092,573)

Other income (expenses)
Change in fair value of derivative-warrants (Note 6)	1,912	65,016	5,561	6,942
Change in fair value of derivative-notes (Note 6)	(23,765)	(222,942)	(118,032)	(268,560)
Loss on extinguishment of debt (Note 5)	-	(182,986)	-	(682,067)
Commitment fee expense	-	(250,000)	-	(250,000)
Interest expense	(98,027)	(191,806)	(182,693)	(322,471)

Total other expenses	(119,880)	(782,718)	(295,164)	(1,516,156)

Loss before income tax provision	(285,180)	(1,419,279)	(641,973)	(2,608,729)

Income tax provision	-	-	-	-

Net Loss	$(285,180)	$(1,419,279)	$(641,973)	$(2,608,729)

Net Loss Per Common Share:
- Basic and Diluted	$(0.09)	$(0.66)	$(0.23)	$(1.06)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	3,226,858	2,155,246	2,799,549	2,463,124

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIENCY

FOR THE INTERIM PERIOD ENDED JUNE 30, 2017 AND DECEMBER 31, 2016

	Preferred stock par value		Common stock par value $0.001
	$0.001		$0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
	(a)	$	(a)	$	$	$	$

Balance December 31, 2015 (Audited)			2,747,683	$2,748	$927,487	$(1,328,787)	$(398,552)

Common stock issued on conversion of note payable (Note 5)	-	-	60,276	60	497,218	-	497,278
Options granted to consultant (Note 8)	-	-	-	-	632,356	-	632,356
Common stock issued for intangible assets (Note 11)	-	-	86,673	86	194,929	-	195,015
Common stock issued on conversion of convertible notes payable (Note 5)	-	-	501,852	502	1,111,793	-	1,112,295
Shares redeemed (Note 11)	-	-	(1,333,333)	(1,333)	1,333	-	-
Net loss	-	-	-	-	-	(3,265,250)	(3,265,250)

Balance, December 31, 2016 (Audited)	-	-	2,063,151	$2,063	$3,365,116	$(4,594,037)	$(1,226,858)

Preferred stock issued	1,000	1	-	-	99	-	100
Common stock issued on conversion of convertible note payable (Note 10)	-	-	2,434,583	2,434	244,811	-	247,245
Options granted to consultant (Note 8)	-	-			158,746	-	158,746
Net loss	-	-	-	-	-	(641,973)	(641,973)

Balance, June 30, 2017 (Unaudited)	1,000	1	4,497,734	4,497	3,768,772	(5,236,010)	(1,462,740)

(a) Common shares are after reverse stock split of 30:1 as explained in Note 1

See accompanying notes to the financial statements

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2017	June 30, 2016
Operating Activities:
Net loss	$(641,973)	$(2,608,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	684	684
Options issued - consulting	158,746	348,344
Interest expense recognized through accretion of discount on debt	127,116	232,848
Original issue discount on new financing	9,722	26,653
Interest expense recognized through amortization of deferred financing costs	3,920	3,580
Amortization of commitment fee	-	250,000
Change in fair value of derivative liabilities-notes	118,032	268,560
Change in fair value of derivative liabilities-warrants	(5,561)	(6,942)
Extinguishment of debt	-	682,067
Impairment of intangible asset	-	195,015
Changes in Operating Assets and Liabilities:
Prepaid expenses	(1,583)	2,822
Accounts payable and accrued expenses	45,317	90,775
Accounts payable - related party	-	37,114
Net cash used in operating activities	(185,580)	(477,209)

Financing Activities:
Issuance of preferred shares	100	-
Proceeds from note payable	87,500	849,500
Payment of deferred financing costs	(2,500)	(7,000)

Net cash provided by financing activities	85,100	842,500

Net Change in Cash	(100,480)	365,291

Cash - Beginning of Reporting Period	101,041	131,699

Cash - End of Reporting Period	$561	$496,990

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-

Income Tax Paid	$-	$-

Supplemental Cash Flow Information

Issuance of common stocks for settlement of notes payable and accrued interest	$-	$1,407,223

Note payable issued for financing cost	$-	$250,000

Acquisition of intangible assets	$-	$195,015

Issuance of common stocks for settlement of convertible notes payable	$146,628	$488,575

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

June 30, 2017

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The non-current financial liabilities including notes payables and derivative liabilities are fair valued as described below.

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

There were 200,000 options outstanding as of June 30, 2017.

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

Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2017 and December 31, 2016.

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

Recently issued accounting pronouncements

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement will not have a material impact on the financial position and/or results of operations.

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

Classification of restricted cash – In November 2016, the FASB issued accounting guidance related to the presentation and classification of changes in restricted cash on the statement of cash flows where diversity in practice exists. The new standard is required to be applied with a retrospective approach. The guidance is effective January 1, 2018, with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

Clarification on the definition of a business – In January 2017, the FASB issued accounting guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective January 1, 2018, with early adoption permitted. We adopted the guidance effective January 1, 2017, and the adoption did not have a material impact on our financial statements.

Simplifying the measurement for goodwill – In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance will be applied prospectively and is effective January 1, 2020, with early adoption permitted beginning January 1, 2017.

Clarification on stock-based compensation – In May 2017, the FASB issued accounting guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is required to be applied prospectively. The guidance is effective January 1, 2018, with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

Note 3 - Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $5,236,010 at June 30, 2017, a net loss of $641,973 and net cash used of $185,580 in operating activities for the six months period ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Accounts Payable and Accrued Liabilities

	As at June 30, 2017 ($)	As at December 31, 2016 ($)
Trade accounts payable	$54,970	$51,587
Accrued interest on convertible notes payable	58,013	16,079
Other payable	22,268	22,268
	$135,251	$89,934

Trade accounts payable include $6,688 (2016: $8,065) due to an executive of the Company. The payable balance arose primarily due to consulting charges. The payable is unsecured, non-interest bearing and due on demand.

Note 5 – Convertible Notes Payable

a.	Convertible Notes Payable

The movement in convertible notes payable is as follows:

		Original amount	Unamortized discount	Guaranteed interest accrued	Net settlement	June 30, 2017	December 31, 2016
Opening as of January 1, 2016		$-	$-	$-	$-	$-	$189,921
Conversion on opening balance	(i)	-	-	-	-	-	(189,921)
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(164,439)	146,522	218,781
Issued: June 9, 2016	(iv)	87,912	-	4,396	-	92,308	64,919
Issued: June 30, 2016	(v)	550,000	(8,956)	22,000	(74,369)	488,675	-
Issued: April 7, 2017	(vi)	19,167	(9,807)	958	-	10,318	-
Issued: April 7, 2017	(vii)	19,167	(9,807)	958	-	10,318	-
Issued: May 2, 2017	(vi)	14,444	(6,241)	722	-	8,925	-
Issued: May 2, 2017	(vii)	14,444	(6,241)	722	-	8,925	-
Issued: June 1, 2017	(vi)	15,000	(6,411)	750	-	9,339	-
Issued: June 1, 2017	(vii)	15,000	(6,411)	750	-	9,339	-
Ending as of June 30, 2017		$1,281,287	$(53,874)	$56,064	$(238,808)	1,044,669	1,008,461
Ending as of December 31, 2016		$1,184,065	$(134,628)	$51,204	$(92,180)	$-	$1,008,461

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

Old Main has converted $473,684 of principal and $28,033 of interest for 283,645 shares ranging in price per share of $1.17 to $2.55. This was completely settled by July 2016.

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

Beginning six months after the date of the note, the Company is required to begin to make bi-weekly amortization payments (for the avoidance of doubt, bi-weekly shall mean every two weeks), in cash to Old Main until the note is repaid in full. Each bi-weekly payment shall consist of at least 1/12th of the total outstanding amount under the note as of the amortization payment date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period pursuant to this paragraph), and any applicable penalties. The Company may make a bi-weekly payment to Old Main in the Company’s common stock, in the event that the equity conditions provided for in the note are satisfied. The maturity date of the note was March 9, 2017. During the interim period ended, the holder of the note amounting to $276,500 agreed to extend the maturity until October 1, 2017. As of June 30, 2017, the Company continues to accrue interest at the interest rate of 8%

The Company amended this convertible note on June 9, 2016 to remove the equity condition limitations, removed the amortization payment requirements, to permit voluntary conversions in common stock and revised the conversion price to mean the lesser of (a) the closing price of the Company’s common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. This amendment was treated as an extinguishment of debt and a resultant loss on extinguishment of debt of $94,030 was realized, and recorded in other expenses during the year ended December 31, 2016.

As at June 30, 2017 the Company owes $250,000 (December 31, 2016 - $250,000) in principal and the accrued interest is $26,500 (December 31, 2016 - $16,724), which consists of the guaranteed interest accrued of $10,000 (December 31, 2016 - $10,000) included in the convertible notes balance and the remainder of $16,500 (December 31, 2016 - $6,274) is recorded in accounts payable and accrued liabilities, Note 4.

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

The March 2016 Note can be prepaid by the Company at any time while the March 2016 Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the March 2016 Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the March 2016 Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the March 2016 Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the March 2016 Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date”), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment”), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of the Company’s common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000 of value under the March 2016 Note or (ii) 1/24th of the total outstanding amount under this March 2016 Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties. As at June 30, 2017, there were no prepayments made on the Note. During the six months ended June 30, 2017 $72,259 (year ended December 31, 2016 - $92,180) of the principal balance had been converted into equity shares. Refer to Note 10 for further details.

On June 9, 2016 the Company amended the March 2016 Note whereby the Company revised the note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. The Company also revised the conversion price to mean the lesser of (a) the closing price of the Company’s common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. The amendment was accounted for using the extinguishment of debt method. The Company recorded nil (December 31, 2016 - $88,956) loss on extinguishment of debt, which is included in other expenses. During the interim period ended, the holder of the note amounting to $162,790 agreed to extend the maturity to October 1, 2017. As of June 30, 2017, the Company continues to accrue interest at the interest rate detailed above.

As at June 30, 2017 the Company owes $131,714 (December 31, 2016 - $203,973) in principal and the accrued interest is $31,076 (December 31, 2016 - $24,098), which consists of the guaranteed interest accrued of $14,808 (December 31, 2016 - $14,808) included in the convertible notes balance and the remainder of $16,268 (December 31, 2016 - $9,290) is recorded in accounts payable and accrued liabilities, Note 4.

(iv) Securities Purchase Agreement and Convertible Notes Issued to Old Main Capital, LLC

On June 9, 2016 (the “Issuance Date”), the Company closed on the transaction contemplated by the securities purchase agreement (the “SPA”) the Company entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $87,912 for $80,000, net of an original issuance discount of $7,912 (the “Purchase Price”). The Note bears interest at the rate of 10% per annum, of which there is a guaranteed interest for a period of six (6) months as of the Issuance date. The Purchase Price was paid on June 9, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount was due and payable on June 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of our common stock on June 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. During the interim period ended, the holder of the note amounting to $97,338 agreed to extend the maturity until October 1, 2017. As of June 30, 2017, the Company continues to accrue interest at the interest rate detailed above.

As at June 30, 2017 the Company owes $87,912 (December 31, 2016 - $87,912) in principal and the accrued interest is $9,426 (December 31, 2016 - $4,913), which consists of the guaranteed interest accrued of $4,396 (December 31, 2016 - $4,396) included in the convertible notes balance and the remainder of $5,030 (December 31, 2016 - $518) is recorded in accounts payable and accrued liabilities, Note 4.

(v) Securities Purchase Agreement and Convertible Note Issued to SBI Investments LLC, 2014-1

On June 30, 2016 (the “Issuance Date”) the Company closed on the transaction contemplated by the securities purchase agreement (the “SPA”) the Company entered into with SBI Investments LLC, 2014-1 (“SBI”), whereby SBI agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $550,000 for $500,000 net of an original issuance discount of $50,000 (the “Purchase Price”). The Note bears interest at the rate of 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of six months is deemed earned as of the date the note was issued. The Purchase Price was paid on June 30, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount was due and payable on June 30, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of the Company’s common stock on June 30, 2016 ($2.40 per share) or (b) 60% of the lowest VWAP price of the Company’s common stock for the 20 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. This convertible debt has been accounted for as a derivative liability and is included in the Note 6 derivative liability calculations below. During the interim period ended, the holder of the note amounting to $508,890 agreed to extend the maturity to October 1, 2017. As of June 30, 2017, the Company continues to accrue interest at the interest rate detailed above.

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

The Note can be prepaid by the Company at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon SBI’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, the company will pay interest at 24%. As at June 30, 2017, there were no prepayments made on the Note. During the six months ended June 30, 2017, $74,369 (December 31, 2016 – Nil) of the principal balance had been converted into equity shares. Refer to Note 10 for further details.

As at June 30, 2017 the Company owes $466,675 (December 31, 2016 - $550,000) in principal and the accrued interest is $42,215 (December 31, 2016 - $22,000), which consists of the guaranteed interest accrued of $22,000 (December 31, 2016 - $22,000) included in the convertible notes balance and $20,215 (December 31, 2016 – nil) is recorded in accounts payable and accrued liabilities, Note 4.

(vi) Securities Purchase Agreement and Convertible Note Issued to Old Main Capital

On April 7, 2017, the Company entered into a Securities Purchase Agreement with Old Main whereby it agreed to and issued a 10% Convertible Promissory Note in the principal amount of up to $75,000 (the “April 2017 Old Main Note”) payable in tranches as follows: Tranche 1 paid on April 11, 2017: $19,166.66 consisting of $17,250 (less $1,250 for Old Main’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. Tranche 2 paid on May 2, 2017: $14,444 consisting of $13,000 paid to the Company in cash, and less original issue discount of $1,444. Tranche 3 paid on June 1, 2017: $15,000 consisting of $13,500 paid to the Company in cash, and less original issue discount of $1,500.

Old Main may pay such additional amounts of the Consideration and at such dates as mutually agreed upon by the Borrower and Old Main. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment (each a “Maturity Date”) (or such earlier date as the April 2017 Old Main Note is required or permitted to be repaid as provided hereunder, and is the date upon which the principal sum of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, shall be due and payable. The Old Main has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. The terms of the Convertible Note are as follows:

1.	The Old Mains have the right from and after a 180 day delay from the Date of Issuance, and until any time until the Note is fully paid, to convert any outstanding and unpaid principal portion of the Note, and accrued interest, into fully paid and non–assessable shares of Common (par value $.001 per share). Bi–weekly amortization payments are due after 6 months.

2.	The Convertible Notes are convertible at a fixed rate of $[0.07] with no reset provisions.

3.	Beneficial ownership is limited to 9.99%.

4.	The Company may redeem the Notes for 150% of the redemption amount and accrued interest at any time upon ten days written notice to the Old Main.

5.	In the event of default the Note bears interest at 24% per annum.

Participation in Future Financing. Subject to any existing obligations of the Company, from the date hereof until the date that is the 12-month anniversary of the date of the April 2017 Old Main Note, upon any issuance by the Company or any of its subsidiaries of its Common Stock or other securities convertible into Common Stock, other than any issuance that is through a public underwritten offering or to an investor or a group of investors that already own Common Stock or securities of the Company, Old Main shall have the right to participate in the subsequent Financing in an amount up to 100% of such Old Main’s pro rata portion as defined below in the April 2017 Old Main Note on the same terms, conditions and price provided for in the Subsequent Financing, subject to any existing obligations of the Company with respect to participation rights.

As at June 30, 2017, the Company owes $48,611 in principal and $2,430 in guaranteed interest accrued.

(vii) Securities Purchase Agreement and Convertible Note Issued to SBI Investments LLC, 2014-1

On April 7, 2017, the Company entered into a Securities Purchase Agreement with SBI Investments LLC, 2014-1 (“SBI”) whereby it agreed to and issued a 10% Convertible Promissory Note in the principal amount of up to $75,000 (the “April 2017 SBI payable in tranches as follows: Tranche 1 paid on April 11, 2017: $19,166.66 consisting of $17,250 (less $1,250 for SBI’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. Tranche 2 paid on May 2, 2017: $14,444 consisting of $13,000 paid to the Company in cash, and less original issue discount of $1,444. Tranche 3 paid on June 1, 2017: $15,000 consisting of $13,500 paid to the Company in cash, and less original issue discount of $1,500.

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

As at June 30, 2017, the Company owes $48,611 in principal and $2,430 in guaranteed interest accrued.

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the period ending June 30, 2017:

Description	Derivative Liabilities
Fair value at December 31, 2016	$240,955
Change due to Issuances	41,503
Change due to debt extinguishment	-
Change due to Exercise/Conversion	(100,618)
Change in Fair Value	112,471
Fair value at June 30, 2017	$294,311

For the six month period ended June 30, 2017, net derivative income was $112,471 (June 30, 2016 - $261,618). Further, the change in derivative liability due to exercise/conversion of $100,618 was recorded in APIC.

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	June 30, 2017	December 31, 2016
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.73-1.68%	0.51-1.47%
Volatility	139.9-371.5%	120.4-142.8%
Maturity dates	.01-3.19 years	.19-3.69 years
Stock Price	0.021-0.088	0.453

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

Note 7 – Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, derivative liabilities and convertible debt. The estimated fair value of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2017, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value as of June 30, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$294,311	$112,471
Fair Value at June 30, 2017	$-	$-	$294,311	$112,471

Note 8 – Stock Options:

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2016	200,000	$3.00
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2017	200,000	$3.00	3.17	$-
Exercisable, June 30, 2017	-	$-	-	$-

The exercise price for options outstanding and exercisable at June 30, 2017 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
200,000	$3.00	-	$-
200,000		-

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $158,746, included in operating expenses, during six months ended June 30, 2017, and $632,356 during the year ended December 31, 2016. At June 30, 2017, the unamortized stock option expense was $233,472 (December 31, 2016 - $392,218) which will be amortized to expense through December 2018.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

	2017	2016
Risk-free interest rate	1.5%	1.5%
Expected life of the options	5.3 to 6.5 years	5.5 to 6.5 years
Expected volatility	150%	150%
Expected dividend yield	0%	0%

As at June 30, 2017, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2016	36,667
Less: Exercised	-
Less: Expired	-
Add: Issued	-
June 30, 2017	36,667

Warrants (Note 6)	28,333
Exercise Price	$7.88
Expiration Date	September 8, 2015 to September 8, 2020
Warrants (Note 5)	8,334
Exercise Price	**
Expiration Date	June 30, 2016 to June 30, 2019

** Lessor of: $2.46 or $2.88 or any price of equity linked instruments issued by the Company while the warrant is issued and outstanding

During the three and six month periods ended June 30, 2017, nil warrants expired unexercised.

Note 9 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director

Consulting services from Officer

Consulting services provided by the officer for the six months ended June 30, 2017 and 2016

	June 30, 2017	June 30, 2016

President, Chief Executive Officer and Chief Financial Officer	$50,400	$50,400

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

No common shares were issued for cash during the six months period ended June 30, 2017.

Common Shares Issued for Non- Cash

During the six months period ended, June 30, 2017, a total of $74,369 of the June 2016 Note was converted to 1,153,313 shares of common stock at an average price of $0.0645 per share as follows:

●	On January 3, 2017 $10,000 of June 2016 Note debt was converted to 36,792 shares of common stock at a conversion price of $0.2718 per share.

●	On January 17, 2017 $15,000 of June 2016 Note debt was converted to 55,188 shares of common stock at a conversion price of $.2718 per share.

●	On February 8, 2017 $10,000 of June 2016 Note debt was converted to 44,092 shares of common stock at a conversion price of $.2268 per share.

●	On February 27, 2017 $10,000 of June 2016 Note debt was converted to 65,359 shares of common stock at a conversion price of $.1530 per share.

●	On March 13, 2017 $5,000 of June 2016 Note debt was converted to 69,444 shares of common stock at a conversion price of $.0720 per share.

●	On March 23, 2017 $5,000 of June 2016 Note debt was converted to 77,161 shares of common stock at a conversion price of $.0648 per share.

●	On April 20, 2017 $5,646 of June 2016 Note debt was converted to 136,967 shares of common stock at a conversion price of $.04122 per share.

●	On May 23, 2017 $3,700 of June 2016 Note debt was converted to 156,513 shares of common stock at a conversion price of $.02364 per share.

●	On June 12, 2017 $3,523 of June 2016 Note debt was converted to 159,998 shares of common stock at a conversion price of $.02202 per share.

●	On June 19, 2017 $3,699 of June 2016 Note debt was converted to 167,982 shares of common stock at a conversion price of $.02202 per share

●	On June 27, 2017 $2,801 of June 2016 Note debt was converted to 183,817 shares of common stock at a conversion price of $.01524 per share.

During the six month period ended June 30, 2017, a total of $72,259 of the March 2016 Note was converted to 1,281,270 shares of common stock at an average price of $0.0564 per share as follows:

●	On January 6, 2017 $27,180 of March 2016 Note debt was converted to 100,000 shares of common stock at a conversion price of $.2718 per share.

●	On February 28, 2017 $15,300 of March 2016 Note debt was converted to 100,000 shares of common stock at a conversion price of $.1530 per share.

●	On March 14, 2017 $10,000 of March 2016 Note debt was converted to 129,199 shares of common stock at a conversion price of $.0774 per share.

●	On May 2, 2017 $7,000 of March 2016 Note debt was converted to 254,731 shares of common stock at a conversion price of $.02748 per share.

●	On June 9, 2017 $6,988 of March 2016 Note debt was converted to 317,340 shares of common stock at a conversion price of $.02202 per share.

●	On June 26, 2017 $5,791 of March 2016 Note debt was converted to 380,000 shares of common stock at a conversion price of $.01524 per share.

The related derivative liability of $100,618, as disclosed in Note 6, was transferred to the additional paid-in capital during the six months period ended June 30, 2017.

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

Note 12 - Subsequent Events

The Company’s management has evaluated subsequent events up to August 14, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On July 12, 2017 $1,704 of June 2016 Note debt was converted to 200,000 shares of common stock at a conversion price of $.00852 per share.

On August 1, 2017 $3,762 of March 2016 Note debt was converted to 380,000 shares of common stock at a conversion price of $.0099 per share.

On August 1, 2017 $3,578 of June 2016 Note debt was converted to 420,000 shares of common stock at a conversion price of $.00852 per share.

On August 2, 2017 $3,762 of March 2016 Note debt was converted to 380,000 shares of common stock at a conversion price of $.0099 per share.

On August 7, 2017 $4,263 of March 2016 Note debt was converted to 490,000 shares of common stock at a conversion price of $.0087 per share.

On August 7, 2017 $4,132 of June 2016 Note debt was converted to 485,000 shares of common stock at a conversion price of $.00852 per share.

On August 8, 2017, the Company received Tranche 4 of the April 7, 2017 Convertible Note from Old Main Capital of $12,778 consisting of $11,500 paid to the Company in cash, net of the original issue discount of $1,278.

On August 8, 2017, the Company received Tranche 4 of the April 7, 2017 Convertible Note from SBI Investments LLC of $12,778 consisting of $11,500 paid to the Company in cash, net of the original issue discount of $1,278.

On August 9, 2017 $4,422 of March 2016 Note debt was converted to 670,000 shares of common stock at a conversion price of $.0066 per share.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2017 and 2016. For comparative purposes, we are comparing the three and six months ended June 30, 2017, to the three and six months ended June 30, 2016. The following discussion should be read in conjunction with the Company’s financial statements and the related notes included in this quarterly report.

Revenue. Total revenue was $0 for the three and six months ended June 30, 2017 and June 30, 2016, respectively. The Company currently cannot predict when the Company will become revenue producing.

Cost of Revenue. We had no cost of revenues for the three and six months ended June 30, 2017 and 2016 as we had no revenues. We are not able to predict what our expected gross profits will be in remaining periods in fiscal 2017 as we are unable to estimate software licensing revenue from our LifeLogger Platform.

Operating Expenses. Total operating expenses were $165,300 and $636,561 for the three months ended June 30, 2017 and 2016, respectively. Total operating expenses were $346,809 and $1,092,573 for the six months ended June 30, 2017 and 2016, respectively. The decrease is primarily attributable to decreases in research and development, other consulting, option expense, impairment of intangible assets and general and administrative expenses.

Other Expenses. Other expenses were $119,880 and $782,718 for the three months ended June 30, 2017 and 2016, respectively. Other expenses were $295,164 and $1,516,156 for the six months ended June 30, 2017 and 2016, respectively. The decrease is primarily attributable to no loss on extinguishment of debt, change in fair value of derivatives, commitment fee expense, change in fair value of derivative warrants and notes and interest expenses associated with the decrease in borrowing. We expect increases in our interest expense due to our increased borrowings and are unable to predict changes in the fair value of our derivative securities which is largely based on the trading price of our common stock.

Net Loss. The net loss was $285,180 and $1,419,279 for the three months ended June 30, 2017 and 2016, respectively. The net loss was $641,973 and $1,516,156 for the six months ended June 30, 2017 and 2016, respectively. This increase is a result of the increase in operating expenses and other expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2017 our working capital deficit amounted to $1,468,897, an increase of $235,198 as compared to working capital deficit of $1,233,699, as of December 31, 2016. This increase is primarily a result of a decrease in cash and an increase in total current liabilities.

Net cash used in operating activities was $185,580 during the six months period ended June 30, 2017 compared to $477,209 in the six month period ended June 30, 2016. The decrease in cash used in operating activities is primarily attributable to a decrease in net loss offset by no extinguishment of debt incurred and a decrease in stock option expense.

Net cash used in investing activities was $0 during the six months period ended June 30, 2017 and 2016.

Net cash provided by financing activities was $85,100 during the six months period ended June 30, 2017 compared to $842,500 in the six months period ended June 30, 2016. The decrease in cash provided by financing activities was caused by no financing was received during this quarter.

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

Going Concern Consideration

We have incurred significant losses since our inception on June 4, 2012. We had a net loss during the six months period ended June 30, 2017 of $641,973 and an accumulated deficit of 5,236,010 as of June 30, 2017. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2017, we have no off-balance sheet arrangements that meet such criterion.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2017 for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2017:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2017 $3,700 of June 2016 Note debt was converted to 156,513 shares of common stock at a conversion price of $.02364 per share.

On June 9, 2017 $6,988 of March 2016 Note debt was converted to 317,340 shares of common stock at a conversion price of $.02202 per share.

On June 12, 2017 $3,523 of June 2016 Note debt was converted to 159,998 shares of common stock at a conversion price of $.02202 per share.

On June 19, 2017 $3,699 of June 2016 Note debt was converted to 167,982 shares of common stock at a conversion price of $.02202 per share.

On June 26, 2017 $5,791 of March 2016 Note debt was converted to 380,000 shares of common stock at a conversion price of $.01524 per share.

On June 27, 2017 $2,801 of June 2016 Note debt was converted to 183,817 shares of common stock at a conversion price of $.01524 per share.

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

LIFELOGGER TECHNOLOGIES CORP.

Dated: August 14, 2017	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)