Form 10-Q
period 2017-09-30
Lifelogger Technologies Corp
filed 2017-12-20
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 20, 2017
Common Stock, $0.001 par value	8,773,760

LIFELOGGER TECHNOLOGIES CORP.

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	As at
	September 30, 2017	December 31, 2016
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$116	$101,041
Prepaid expenses	5,384	1,250
Deferred financing costs	1,316	3,360
Total current assets	6,816	105,651

Non-Current Assets
Furniture and fixtures	9,578	9,578
Accumulated depreciation	(9,578)	(2,737)
Furniture and fixtures, net	-	6,841

Total Assets	$6,816	$112,492

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses (Note 4)	$193,570	$89,934
Due to related party	-	-
Convertible notes payable, net of unamortized discount of $54,115 and (2016 - 134,628) (Note 5)	1,053,909	1,008,461
Derivative liability - notes and warrants (Note 6)	255,452	240,955

Total current liabilities	1,502,931	1,339,350

Total liabilities	1,502,931	1,339,350

Stockholders’ Deficiency:

Preferred stock par value $0.001: 5,000,000 shares authorized; Preferred Shares Series A 1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock par value $0.001: 495,000,000 shares authorized; 8,023,760 and 2,063,151 shares issued and outstanding, respectively	8,023	2,063
Additional paid-in capital	3,901,086	3,365,116
Accumulated deficit	(5,405,225)	(4,594,037)

Total stockholders’ deficiency	(1,496,115)	(1,226,858)

Total Liabilities and Stockholders’ Deficiency	$6,816	$112,492

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross margin	-	-	-	-

Operating Expenses:
Research and development	3,938	60,682	12,726	263,315
Advertising and promotions	-	3,188	-	13,675
Consulting -related parties (Note 9)	25,200	25,200	75,600	75,600
Consulting - other	20,500	60,596	68,553	222,007
Option expense - consulting - other	79,373	173,323	238,119	521,667
Impairment of intangible assets	-	-	-	195,015
General and administrative	19,611	29,136	100,433	153,419

Total operating expenses	148,622	352,125	495,431	1,444,698

Loss from operations	(148,622)	(352,125)	(495,431)	(1,444,698)

Other income (expenses)
Change in fair value of derivative-warrants (Note 6)	-	7,434	5,561	14,376
Change in fair value of derivative-notes (Note 6)	20,848	81,064	(97,184)	(187,496)
Loss on extinguishment of debt (Note 5)	-	-	-	(682,067)
Loss on disposal of asset	(6,457)	-	(6,457)	-
Commitment fee expense	-	-	-	(250,000)
Interest expense	(34,984)	(54,641)	(217,677)	(377,112)

Total other expenses	(20,593)	33,857	(315,757)	(1,482,299)

Loss before income tax provision	(169,215)	(318,268)	(811,188)	(2,926,997)

Income tax provision	-	-	-	-

Net Loss	$(169,215)	$(318,268)	$(811,188)	$(2,926,997)

Net Loss Per Common Share:
- Basic and Diluted	$(0.03)	$(0.17)	$(0.20)	$(1.30)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	6,665,756	1,842,140	4,093,181	2,254,689

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2017 AND YEAR ENDED DECEMBER 31, 2016

	Preferred stock par value		Common stock par value $0.001				Total
	$0.001		$0.001		Additional		Stockholders’
	Number of		Number of		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(a)		(a)

Balance December 31, 2015 (audited)			2,747,683	$2,748	$927,487	$(1,328,787)	$(398,552)

Common stock issued on conversion of note payable (Note 5)	-	-	60,276	60	497,218	-	497,278
Options granted for consultant (Note 8)	-	-	-	-	632,356	-	632,356
Common stock issued for intangible assets (Note 11)	-	-	86,673	86	194,929	-	195,015
Common stock issued on conversion of convertible notes payable (Note 5)	-	-	501,852	502	1,111,793	-	1,112,295
Shares redeemed (Note 11)	-	-	(1,333,333)	(1,333)	1,333	-	-
Net loss	-	-	-	-	-	(3,265,250)	(3,265,250)

Balance, December 31, 2016 (audited)	-	-	2,063,151	$2,063	$3,365,116	$(4,594,037)	$(1,226,858)

Preferred stock issued	1,000	1	-	-	99	-	100
Common stock issued on conversion of convertible
note payable (Note 10)	-	-	5,959,583	5,960	297,752	-	303,712
Options granted for consultant (Note 8)	-	-			238,119	-	238,119
Net loss	-	-	-	-	-	(811,188)	(811,188)

Balance, September 30, 2017 (unaudited)	1,000	1	8,022,734	8,023	3,901,086	(5,405,225)	(1,496,115)

(a)  Common shares are after reverse stock split of 30:1 as explained in Note 1

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2017	September 30, 2016

Operating Activities:
Net loss	$(811,188)	$(2,926,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	384	1,027
Loss on disposal of asset	6,457
Options issued - consulting	238,119	521,667
Interest expense recognized through accretion of discount on debt	137,589	284,262
Original issue discount on new financing	13,444	26,653
Interest expense recognized through amortization of deferred financing costs	4,545	5,334
Amortization of commitment fee	-	250,000
Change in fair value of derivative liabilities-notes	97,184	187,496
Change in fair value of derivative liabilities-warrants	(5,561)	(14,376)
Extinguishment of debt	-	682,067
Impairment of intangible asset	-	195,015
Changes in Operating Assets and Liabilities:
Other receivable	-	-
Prepaid expenses	(4,134)	5,945
Accounts payable and accrued expenses	103,636	19,835
Accounts payable - related party	-	(2,310)

Net Cash Used in Operating Activities	(219,525)	(764,382)

Financing Activities:
Issuance of preferred shares	100	-
Proceeds from note payable	121,000	849,500
Payment of deferred financing costs	(2,500)	(7,000)
Common shares issued for interest expense	-	-

Net Cash Provided by Financing Activities	118,600	842,500

Net Change in Cash	(100,925)	78,118

Cash - Beginning of Reporting Period	101,041	131,699

Cash - End of Reporting Period	$116	$209,817

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-

Income Tax Paid	$-	$-

Supplemental Cash Flow Information

Issuance of common stocks for settlement of notes payable and accrued interest	$-	$1,407,223

Note payable issued for financing cost	$-	$250,000

Acquisition of intangible assets	$-	$195,015

Issuance of common stocks for settlement of convertible notes payable	$176,232	$483,684

Shares redeemed	$-	$40,000

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

September 30, 2017

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 17, 2017.

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

There were 200,000 options outstanding as of September 30, 2017.

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

Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. The Company excluded 200,000 shares of their common stock issuable upon exercise of options and 36,667 shares of their common stock issuable upon exercise of warrants as of September 30, 2017 as their effect was anti-dilutive.

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

As reflected in the financial statements, the Company had an accumulated deficit of $5,405,225 at September 30, 2017, a net loss of $811,188 and net cash used of $219,525 in operating activities for the nine months period ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Accounts Payable and Accrued Liabilities

	As at September 30, 2017 ($)	As at December 31, 2016 ($)
Trade accounts payable	$91,385	$51,587
Accrued interest on convertible notes payable	78,178	16,079
Other payable	24,007	22,268
	$193,570	$89,934

Trade accounts payable include $29,623 (2016: $8,065) due to an executive of the Company. The payable balance arose primarily due to consulting charges. The payable is unsecured, non-interest bearing and due on demand.

Note 5 – Convertible Notes Payable

a.	Convertible Notes Payable

The movement in convertible notes payable is as follows:

		Original amount	Unamortized discount	Guaranteed interest accrued	Net settlement	September 30, 2017	December 31, 2016
Opening as of January 1, 2016		$-	$-	$-	$-	$-	$189,921
Conversion on opening balance	(i)	-	-	-	-	-	(189,921)
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(180,908)	130,053	218,781
Issued: June 9, 2016	(iv)	87,912	-	4,396	-	92,308	64,919
Issued: June 30, 2016	(v)	550,000	(8,956)	22,000	(87,504)	475,540	464,761
Issued: April 11, 2017	(vi)	19,167	(7,283)	958	-	12,842	-
Issued: April 11, 2017	(vii)	19,167	(7,283)	958	-	12,842	-
Issued: May 2, 2017	(vi)	14,444	(4,700)	722	-	10,466	-
Issued: May 2, 2017	(vii)	14,444	(4,700)	722	-	10,466	-
Issued: June 1, 2017	(vi)	15,000	(4,975)	750	-	10,775	-
Issued: June 1, 2017	(vii)	15,000	(4,975)	750	-	10,775	-
Issued: August 8, 2017	(vi)	12,778	(3,920)	639	-	9,497	-
Issued: August 8, 2017	(vii)	12,778	(3,920)	639	-	9,497	-
Issued: September 1, 2017	(vi)	11,667	(3,403)	584	-	8,848	-

Ending as of September 30, 2017		$1,318,510	$(54,115)	$57,926	$(268,412)	1,053,909	1,008,461
Ending as of December 31, 2016		$1,184,065	$(134,628)	$51,204	$(92,180)	$-	$1,008,461

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

Beginning six months after the date of the note, the Company is required to begin to make bi-weekly amortization payments (for the avoidance of doubt, bi-weekly shall mean every two weeks), in cash to Old Main until the note is repaid in full. Each bi-weekly payment shall consist of at least 1/12 th of the total outstanding amount under the note as of the amortization payment date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period pursuant to this paragraph), and any applicable penalties. The Company may make a bi-weekly payment to Old Main in the Company’s common stock, in the event that the equity conditions provided for in the note are satisfied. The maturity date of the note was March 9, 2017. During the interim period ended, the holder of the note amounting to $281,667 agreed to extend the maturity until January 1, 2018. As of September 30, 2017, the Company continues to accrue interest at the interest rate of 8%

The Company amended this convertible note on June 9, 2016 to remove the equity condition limitations, removed the amortization payment requirements, to permit voluntary conversions in common stock and revised the conversion price to mean the lesser of (a) the closing price of the Company’s common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. This amendment was treated as an extinguishment of debt and a resultant loss on extinguishment of debt of $94,030 was realized, and recorded in other expenses during the year ended December 31, 2016.

As at September 30, 2017 the Company owes $250,000 (December 31, 2016 - $250,000) in principal and the accrued interest is $31,667 (December 31, 2016 - $16,724), which consists of the guaranteed interest accrued of $10,000 (December 31, 2016 - $10,000) included in the convertible notes balance and the remainder of $21,667 (December 31, 2016 - $6,274) is recorded in accounts payable and accrued liabilities, Note 4.

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

The March 2016 Note can be prepaid by the Company at any time while the March 2016 Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the March 2016 Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the March 2016 Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the March 2016 Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the March 2016 Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date”), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment”), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of the Company’s common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000 of value under the March 2016 Note or (ii) 1/24th of the total outstanding amount under this March 2016 Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties. As at September 30, 2017, there were no prepayments made on the Note. During the nine months ended September 30, 2017 $180,908 (year ended December 31, 2016 - $92,180) of the principal balance had been converted into equity shares. Refer to Note 10 for further details.

On June 9, 2016 the Company amended the March 2016 Note whereby the Company revised the note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. The Company also revised the conversion price to mean the lesser of (a) the closing price of the Company’s common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. The amendment was accounted for using the extinguishment of debt method. The Company recorded nil (December 31, 2016 - $88,956) loss on extinguishment of debt, which is included in other expenses. During the interim period ended, the holder of the note amounting to $149,514 agreed to extend the maturity to January 1, 2018. As of September 30, 2017, the Company continues to accrue interest at the interest rate detailed above.

As at September 30, 2017 the Company owes $115,245 (December 31, 2016 - $203,973) in principal and the accrued interest is $34,270 (December 31, 2016 - $24,098), which consists of the guaranteed interest accrued of $14,808 (December 31, 2016 - $14,808) included in the convertible notes balance and the remainder of $19,462 (December 31, 2016 - $9,290) is recorded in accounts payable and accrued liabilities, Note 4.

(iv) Securities Purchase Agreement and Convertible Notes Issued to Old Main Capital, LLC

On June 9, 2016 (the “Issuance Date”), the Company closed on the transaction contemplated by the securities purchase agreement (the “SPA”) the Company entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $87,912 for $80,000, net of an original issuance discount of $7,912 (the “Purchase Price”). The Note bears interest at the rate of 10% per annum, of which there is a guaranteed interest for a period of six (6) months as of the Issuance date. The Purchase Price was paid on June 9, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount was due and payable on June 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of our common stock on June 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. During the interim period ended, the holder of the note amounting to $99,585 agreed to extend    the maturity until January 1, 2018. As of September 30, 2017, the Company continues to accrue interest at the interest rate detailed above.

As at September 30, 2017 the Company owes $87,912 (December 31, 2016 - $87,912) in principal and the accrued interest is $11,672 (December 31, 2016 - $4,913), which consists of the guaranteed interest accrued of $4,396 (December 31, 2016 - $4,396) included in the convertible notes balance and the remainder of $7,276 (December 31, 2016 - $518) is recorded in accounts payable and accrued liabilities, Note 4.

(v) Securities Purchase Agreement and Convertible Note Issued to SBI Investments LLC, 2014-1

On June 30, 2016 (the “Issuance Date”) the Company closed on the transaction contemplated by the securities purchase agreement (the “SPA”) the Company entered into with SBI Investments LLC, 2014-1 (“SBI”), whereby SBI agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $550,000 for $500,000 net of an original issuance discount of $50,000 (the “Purchase Price”). The Note bears interest at the rate of 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of six months is deemed earned as of the date the note was issued. The Purchase Price was paid on June 30, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount was due and payable on June 30, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of the Company’s common stock on June 30, 2016 ($2.40 per share) or (b) 60% of the lowest VWAP price of the Company’s common stock for the 20 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. This convertible debt has been accounted for as a derivative liability and is included in the Note 6 derivative liability calculations below. During the interim period ended, the holder of the note amounting to $514,269 agreed to extend the maturity to January 1, 2018. As of September 30, 2017, the Company continues to accrue interest at the interest rate detailed above.

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

The Note can be prepaid by the Company at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon SBI’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, the company will pay interest at 24%. As at September 30, 2017, there were no prepayments made on the Note. During the nine months ended September 30, 2017, $87,504 (December 31, 2016 – Nil) of the principal balance had been converted into equity shares. Refer to Note 10 for further details.

As at September 30, 2017 the Company owes $462,496 (December 31, 2016 - $550,000) in principal and the accrued interest is $51,773 (December 31, 2016 - $22,000), which consists of the guaranteed interest accrued of $22,000 (December 31, 2016 - $22,000) included in the convertible notes balance and $29,773 (December 31, 2016 – nil) is recorded in accounts payable and accrued liabilities, Note 4.

(vi) Securities Purchase Agreement and Convertible Note Issued to Old Main Capital

On April 7, 2017, the Company entered into a Securities Purchase Agreement with Old Main whereby it agreed to and issued a 10% Convertible Promissory Note in the principal amount of up to $75,000 (the “April 2017 Old Main Note”) payable in tranches as follows: Tranche 1 paid on April 11, 2017: $19,167 consisting of $17,250 (less $1,250 for Old Main’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. Tranche 2 paid on May 2, 2017: $14,444 consisting of $13,000 paid to the Company in cash, and less original issue discount of $1,444. Tranche 3 paid on June 1, 2017: $15,000 consisting of $13,500 paid to the Company in cash, and less original issue discount of $1,500. Tranche 4 paid on August 8, 2017: $12,778 consisting of $11,500 paid to the Company in cash, and less original issue discount of $1,278. Tranche 5 paid on September 1, 2017: $11,667 consisting of $10,500 paid to the Company in cash, and less original issue discount of $1,167.

Old Main may pay such additional amounts of the Consideration and at such dates as mutually agreed upon by the Borrower and Old Main. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment (each a “Maturity Date”) (or such earlier date as the April 2017 Old Main Note is required or permitted to be repaid as provided hereunder, and is the date upon which the principal sum of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, shall be due and payable. The Old Main has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. The terms of the Convertible Note are as follows:

1.	Old Main has the right from and after a 180 day delay from the Date of Issuance, and until any time until the Note is fully paid, to convert any outstanding and unpaid principal portion of the Note, and accrued interest, into fully paid and non–assessable shares of Common (par value $.001 per share). Bi–weekly amortization payments are due after 6 months.

2.	The Convertible Notes are convertible at a fixed rate of $[0.07] with no reset provisions.

3.	Beneficial ownership is limited to 9.99%.

4.	The Company may redeem the Notes for 150% of the redemption amount and accrued interest at any time upon ten days written notice to the Old Main.

5.	In the event of default the Note bears interest at 24% per annum.

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

As at September 30, 2017, the Company owes $73,056 in principal and $3,653 in guaranteed interest accrued.

(vii) Securities Purchase Agreement and Convertible Note Issued to SBI Investments LLC, 2014-1

On April 7, 2017, the Company entered into a Securities Purchase Agreement with SBI Investments LLC, 2014-1 (“SBI”) whereby it agreed to and issued a 10% Convertible Promissory Note in the principal amount of up to $75,000 (the “April 2017 SBI note”) in tranches as follows: Tranche 1 paid on April 11, 2017: $19,167 consisting of $17,250 (less $1,250 for SBI’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. Tranche 2 paid on May 2, 2017: $14,444 consisting of $13,000 paid to the Company in cash, and less original issue discount of $1,444. Tranche 3 paid on June 1, 2017: $15,000 consisting of $13,500 paid to the Company in cash, and less original issue discount of $1,500. Tranche 4 paid on August 8, 2017: $12,778 consisting of $11,500 paid to the Company in cash, and less original issue discount of $1,678.

SBI may pay such additional amounts of the Consideration and at such dates as mutually agreed upon by the Borrower and SBI. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment (each a “Maturity Date”) (or such earlier date as the April 2017 SBI is required or permitted to be repaid as provided hereunder, and is the date upon which the principal sum of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, shall be due and payable. The SBI has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. The terms of the Convertible Note are as follows:

1.	SBI has the right from and after a 180 day delay from the Date of Issuance, and until any time until the Note is fully paid, to convert any outstanding and unpaid principal portion of the Note, and accrued interest, into fully paid and non–assessable shares of Common (par value $.001 per share). Bi–weekly amortization payments are due after 6 months.

2.	The Convertible Notes are convertible at a fixed rate of $0.07 with no reset provisions.

3.	Beneficial ownership is limited to 9.99%.

4.	The Company may redeem the Notes for 150% of the redemption amount and accrued interest at any time upon ten days written notice to the SBI.

5.	In the event of default the Note bears interest at 24% per annum.

As at September 30, 2017, the Company owes $61,389 in principal and $3,069 in guaranteed interest accrued.

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the period ending September 30, 2017:

Description	Derivative Liabilities
Fair value at December 31, 2016	$240,955
Change due to Issuances	50,354
Change due to debt extinguishment	-
Change due to Exercise/Conversion	(127,480)
Change in Fair Value	91,623
Fair value at September 30, 2017	$255,452

For the nine month period ended September 30, 2017, net derivative income was $91,623 (September 30, 2016 - $261,618). Further, the change in derivative liability due to exercise/conversion of $297,752 was recorded in APIC.

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	September 30, 2017	December 31, 2016
Dividend yield	0.00%	0.00%
Risk-free rate for term	1.02-1.68%	0.51-1.47%
Volatility	275.2-570.0%	120.4-142.8%
Maturity dates	.50-2.94 years	.19-3.69 years
Stock Price	0.011-0.030	0.453

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

Note 7 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, derivative liabilities and convertible debt. The estimated fair value of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2017, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value as of September 30, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$255,452	$91,623
Fair Value at September 30, 2017	$-	$-	$255,452	$91,623

Note 8 – Stock Options:

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2016	200,000	$3.00
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2017	200,000	$3.00	3.17	$-
Exercisable, September 30, 2017	-	$-	-	$-

The exercise price for options outstanding and exercisable at September 30, 2017 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
200,000	$3.00	-	$-
200,000		-

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $238,119, included in operating expenses, during nine months ended September 30, 2017, and $632,356 during the year ended December 31, 2016. At September 30, 2017, the unamortized stock option expense was $154,100 (December 31, 2016 - $392,218) which will be amortized to expense through December 2018.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

	2017	2016
Risk-free interest rate	1.5%	1.5%
Expected life of the options	4.8 to 6.5 years	5.5 to 6.5 years
Expected volatility	150%	150%
Expected dividend yield	0%	0%

As at September 30, 2017, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2016	36,667
Less: Exercised	-
Less: Expired	-
Add: Issued	-
September 30, 2017	36,667

Warrants (Note 6)	28,333
Exercise Price	$7.88
Expiration Date	September 8, 2015 to September 8, 2020
Warrants (Note 5)	8,334
Exercise Price	**
Expiration Date	June 30, 2016 to June 30, 2019

** Lessor of: $2.46 or $2.88 or any price of equity linked instruments issued by the Company while the warrant is issued and outstanding

During the three and nine month periods ended September 30, 2017, nil warrants expired unexercised.

Note 9 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director

Consulting services from Officer

Consulting services provided by the officer for the nine months ended June 30, 2017 and 2016

	September 30, 2017	September 30, 2016

President, Chief Executive Officer and Chief Financial Officer	$75,600	$75,600

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

Common Shares Issued for Cash

No common shares were issued for cash during the year ended December 31, 2016.

No common shares were issued for cash during the nine months period ended September 30, 2017.

Common Shares Issued for Non- Cash

During the nine months period ended, September 30, 2017, a total of $87,503 of the June 2016 Note was converted to 2,758,313 shares of common stock at an average price of $0.0317 per share as follows:

●	On January 3, 2017 $10,000 of June 2016 Note debt was converted to 36,792 shares of common stock at a conversion price of $0.2718 per share.

●	On January 17, 2017 $15,000 of June 2016 Note debt was converted to 55,188 shares of common stock at a conversion price of $.2718 per share.

●	On February 8, 2017 $10,000 of June 2016 Note debt was converted to 44,092 shares of common stock at a conversion price of $.2268 per share.

●	On February 27, 2017 $10,000 of June 2016 Note debt was converted to 65,359 shares of common stock at a conversion price of $.1530 per share.

●	On March 13, 2017 $5,000 of June 2016 Note debt was converted to 69,444 shares of common stock at a conversion price of $.0720 per share.

●	On March 23, 2017 $5,000 of June 2016 Note debt was converted to 77,161 shares of common stock at a conversion price of $.0648 per share.

●	On April 20, 2017 $5,646 of June 2016 Note debt was converted to 136,967 shares of common stock at a conversion price of $.04122 per share.

●	On May 23, 2017 $3,700 of June 2016 Note debt was converted to 156,513 shares of common stock at a conversion price of $.02364 per share.

●	On June 12, 2017 $3,523 of June 2016 Note debt was converted to 159,998 shares of common stock at a conversion price of $.02202 per share.

●	On June 19, 2017 $3,699 of June 2016 Note debt was converted to 167,982 shares of common stock at a conversion price of $.02202 per share

●	On June 27, 2017 $2,801 of June 2016 Note debt was converted to 183,817 shares of common stock at a conversion price of $.01524 per share.

●	On July 12, 2017 $1,704 of June 2016 Note debt was converted to 200,000 shares of common stock at a conversion price of $.00852 per share.

●	On August 1, 2017 $3,578 of June 2016 Note debt was converted to 420,000 shares of common stock at a conversion price of $.00852 per share.

●	On August 7, 2017 $4,132 of June 2016 Note debt was converted to 485,000 shares of common stock at a conversion price of $.00852 per share.

●	On August 15, 2017 $3,720 of June 2016 Note debt was converted to 500,000 shares of common stock at a conversion price of $.00744 per share.

During the nine month period ended September 30, 2017, a total of $88,728 of the March 2016 Note was converted to 3,201,270 shares of common stock at an average price of $0.0277 per share as follows:

●	On January 6, 2017 $27,180 of March 2016 Note debt was converted to 100,000 shares of common stock at a conversion price of $.2718 per share.

●	On February 28, 2017 $15,300 of March 2016 Note debt was converted to 100,000 shares of common stock at a conversion price of $.1530 per share.

●	On March 14, 2017 $10,000 of March 2016 Note debt was converted to 129,199 shares of common stock at a conversion price of $.0774 per share.

●	On May 2, 2017 $7,000 of March 2016 Note debt was converted to 254,731 shares of common stock at a conversion price of $.02748 per share.

●	On June 9, 2017 $6,988 of March 2016 Note debt was converted to 317,340 shares of common stock at a conversion price of $.02202 per share.

●	On June 26, 2017 $5,791 of March 2016 Note debt was converted to 380,000 shares of common stock at a conversion price of $.01524 per share.

●	On August 1, 2017 $3,762 of March 2016 Note debt was converted to 380,000 shares of common stock at a conversion price of $.0099 per share.

●	On August 1, 2017 $3,762 of March 2016 Note debt was converted to 380,000 shares of common stock at a conversion price of $.0099 per share.

●	On August 7, 2017 $4,263 of March 2016 Note debt was converted to 490,000 shares of common stock at a conversion price of $.0087 per share.

●	On August 9, 2017 $4,422 of March 2016 Note debt was converted to 670,000 shares of common stock at a conversion price of $.0066 per share.

The related derivative liability of $127,480, as disclosed in Note 6, was transferred to the additional paid-in capital during the nine months period ended September 30, 2017.

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

Note 12 - Subsequent Events

The Company’s management has evaluated subsequent events up to December 8, 2017 the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On October 10, 2017 $4,500 of June 2016 Note debt was converted to 750,000 shares of common stock at a conversion price of $.006 per share.

On November 15, 2017, the Company received Tranche 6 of the April 7, 2017 Convertible Note from Old Main Capital of $10,278 consisting of $9,250 paid to the Company in cash, net of the original issue discount of $1,028.

On November 15, 2017, the Company received Tranche 5 of the April 7, 2017 Convertible Note from SBI Investments LLC of $10,278 consisting of $9,250 paid to the Company in cash, net of the original issue discount of $1,028.

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

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

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

Following the launch of our private beta version of the LifeLogger Platform in August 2015 to users who expressed interest for exclusive testing with their iOS and Android devices, we launched an open public version during the first quarter of 2016. This release has the primary value proposition built in with geo-coordinates, face detection, playback with interactive map, social engagement features that enable easy sharing and ability to “like” other postings. Among the potential uses of our platform are the ability to share a video of a customer’s vacation in Europe with others that is integrated with an interactive map showing the viewer where the video is taking place, allowing the viewer to switch to the map view and even show additional views of those locations and other media taken by other people nearby. The end result is designed to provide an enhanced media experience much richer than just sharing the video alone.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2017 and 2016. For comparative purposes, we are comparing the three and nine months ended September 30, 2017, to the three and nine months ended September 30, 2016. The following discussion should be read in conjunction with the Company’s financial statements and the related notes included in this quarterly report.

Revenue. Total revenue was $0 for the three and nine months ended September 30, 2017 and September 30, 2016, respectively. The Company currently cannot predict when the Company will become revenue producing.

Cost of Revenue. We had no cost of revenues for the three and nine months ended September 30, 2017 and 2016 as we had no revenues. We are not able to predict what our expected gross profits will be in remaining periods in fiscal 2017 as we are unable to estimate software licensing revenue from our LifeLogger Platform.

Operating Expenses. Total operating expenses were $148,622 and $352,125 for the three months ended September 30, 2017 and 2016, respectively. Total operating expenses were $495,431 and $1,444,698 for the nine months ended September 30, 2017 and 2016, respectively. The decrease is primarily attributable to decreases in research and development, other consulting, option expense, impairment of intangible assets and general and administrative expenses.

Other Expenses. Other expenses (income) were $20,593 and $(33,857) for the three months ended September 30, 2017 and 2016, respectively. Other expenses (income) were $315,757 and $1,482,299 for the nine months ended September 30, 2017 and 2016, respectively. The decrease is primarily attributable to no loss on extinguishment of debt, change in fair value of derivatives, commitment fee expense, change in fair value of derivative warrants and notes and interest expenses associated with the decrease in borrowing. We expect increases in our interest expense due to our increased borrowings and are unable to predict changes in the fair value of our derivative securities which is largely based on the trading price of our common stock.

Net Loss. The net loss was $169,215 and $318,268 for the three months ended September 30, 2017 and 2016, respectively. The net loss was $811,188 and $2,926,997 for the nine months ended September 30, 2017 and 2016, respectively. This decrease is a result of the decrease in operating expenses and other expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2017 our working capital deficit amounted to $1,496,115, an increase of $262,416 as compared to working capital deficit of $1,233,699, as of December 31, 2016. This increase is primarily a result of a decrease in cash and an increase in total current liabilities.

Net cash used in operating activities was $219,525 during the nine months period ended September 30, 2017 compared to $764,382 in the nine month period ended September 30, 2016. The decrease in cash used in operating activities is primarily attributable to a decrease in net loss offset by no extinguishment of debt incurred and a decrease in stock option expense.

Net cash used in investing activities was $0 during the nine months period ended September 30, 2017 and 2016.

Net cash provided by financing activities was $118,600 during the nine months period ended September 30, 2017 compared to $842,500 in the nine months period ended September 30, 2016. The decrease in cash provided by financing activities was primarily a result of a reduction in proceeds from the Company’s issuances of notes payable.

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

Recent Financing Transactions

Securities Purchase Agreement and Convertible Note Issued to Old Main Capital, LLC

Promissory Notes to Old Main Capital, LLC and to SBI Investments LLC, 2014-1

On April 7, 2017, the Company entered into a Securities Purchase Agreement with two investors (the “Investors”) whereby it agreed to and issued to each of the investors (each an “Investor” and collectively, the “Investors”) a 10% Convertible Promissory Note in the principal amount of up to $75,000 (each, the “April 2017 Note” and collectively, the “April 2017 Notes”) payable in tranches as follows to date: April 11, 2017 $19,167 consisting of $17,250 (less $1,250 for The Investor’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. Tranche two on May 2, 2017 $14,444 consisting of $13,000 paid to the Company in cash, and less original issue discount of $1,444. Tranche 3 paid on June 1, 2017: $15,000 consisting of $13,500 paid to the Company in cash, and less original issue discount of $1,500. Tranche 4 paid on August 8, 2017: $12,778 consisting of $11,500 paid to the Company in cash, and less original issue discount of $1,278. Tranche 5 paid on September 1, 2017: $11,667 consisting of $10,500 paid to the Company in cash, and less original issue discount of $1,167. Each Investor may pay such additional amounts of the consideration and at such dates as mutually agreed upon by the Company and The Investor. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment (each a “Maturity Date”) or such earlier date as the April 2017 Notes is required or permitted to be repaid as provided hereunder, and is the date upon which the principal sum of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, shall be due and payable. Each Investor has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. The terms of the Convertible Note are as follows:

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

During the period ended September 30, 2017, the holders of convertible notes in the aggregate principal amount of $431,118 that matured or became due have agreed to extend the maturity date of these notes to January 1, 2018.

Going Concern Consideration

We have incurred significant losses since our inception on June 4, 2012. We had a net loss during the nine months period ended September 30, 2017 of $811,188 and an accumulated deficit of $5,405,225 as of September 30, 2017. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2017, we have no off-balance sheet arrangements that meet such criterion.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2017 for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2017:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2017 $3,578 of June 2016 Note debt was converted to 420,000 shares of common stock at a conversion price of $.00852 per share

On August 1, 2017 $3,762 of March 2016 Note debt was converted to 380,000 shares of common stock at a conversion price of $.0099 per share.

On August 1, 2017 $3,762 of March 2016 Note debt was converted to 380,000 shares of common stock at a conversion price of $.0099 per share.

On August 7, 2017 $4,132 of June 2016 Note debt was converted to 485,000 shares of common stock at a conversion price of $.00852 per share

On August 7, 2017 $4,263 of March 2016 Note debt was converted to 490,000 shares of common stock at a conversion price of $.0087 per share.

On August 9, 2017 $4,422 of March 2016 Note debt was converted to 670,000 shares of common stock at a conversion price of $.0066 per share.

On August 15, 2017 $3,720 of June 2016 Note debt was converted to 500,000 shares of common stock at a conversion price of $.0744 per share

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

LIFELOGGER TECHNOLOGIES CORP.

Dated: December 20, 2017	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)