Form 10-K
period 2017-12-31
Lifelogger Technologies Corp
filed 2018-12-17
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter $67,557 on June 30, 2017.

The number of shares of the registrant’s Common Stock issued and outstanding was 9,640,915 shares as of December 17, 2018.

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

PART I

ITEM 1. BUSINESS

The Company

LifeLogger Technologies Corp. (“we,” “us,” the “Company” or “LifeLogger”) was incorporated in Nevada on June 4, 2012 under the name Snap Online Marketing Inc. We changed our name effective January 31, 2014.

The Company and its business

We are a lifelogging software company that developed and host a proprietary cloud-based software solution accessible on iOS and Android devices that offers an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and providing a platform that makes it easy to find and use that data when viewing or sharing media. Lifelogging is a way of journaling one’s life using media, often through the use of wearable electronic devices. We want to make lifelogging accessible to the mass market by taking videos and images right from users’ smart phones, wearable camera and/or sensor solutions, and adding geographic, visual and test data designed to enhance the relevance and context of the information collected.

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

We maintain the operation of this platform and are seeking potential distributors, joint venture and strategic alliance partners and additional sources of financing to enable us to pursue marketing and future development and commercialization activities to increase engagement and make improvements to the user interface and experience.

We completed a prototype of our integrated LifeLogger wearable video camera for testing in 2014 and seek potential distributors and joint venture and strategic alliance partners for this product. We will evaluate opportunities from these efforts to determine the extent of our future development and marketing of this device.

Operational Resources

We will rely on third party product development and software engineering and consulting providers for the development and support of our LifeLogger Platform on an as-needed basis.

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

We believe we are in substantial compliance with all governmental regulations applicable to our business. As we expand our operations, we will employ a number of external resources to assist us in complying with our regulatory obligations. These external resources may include outside technology providers and consultants. As we expand our business, we will be required to raise additional capital to cover the expected increase in costs to hire and train additional internal and external resources to ensure we remain in substantial compliance with our governmental obligations.

Patents and Trademarks

We own the trademark for “LL Life Logger,” “LifeLogger,” and “What’s Your Story”. These trademarks are registered in the United States and a trademark for “Life Logger” has been registered in the European Union.

Employees

As of December 17, 2018, we have no full-time employees. However, we have a consulting contract with our Chief Executive Officer to provide services to us on a part-time basis.

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

On January 9, 2018, the Company entered into an Asset Purchase Agreement, as of December 31, 2017, to acquire 94.8% of the working interest in North West Lost Hills producing oil property from Sage Exploration & Production, Inc., in exchange for 6,821,584 shares of the Company’s common shares to be issued by the Company at closing. The Asset Purchase Agreement was mutually terminated by the parties to that agreement in March 2018 prior to the closing.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink tier of the OTC Markets and is labeled at this time as “no information” and has traded under the symbol “LOGG” since February 2014. Trading of our common stock is limited and sporadic. There can be no assurance that a liquid market for our common stock will ever develop.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2016 and 2017. This information was obtained from the OTC Pink and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2016
December 31, 2016	$2.22	$0.3090
September 30, 2016	$2.97	$1.95
June 30, 2016	$5.97	$1.71
March 31, 2016	$8.97	$1.95

Fiscal Year 2017
December 31, 2017	$0.03	$0.01
September 30, 2017	$0.04	$0.01
June 30, 2017	$0.14	$0.02
March 31, 2017	$0.60	$0.03

As of December 17, 2018, there were approximately 6 record holders, an unknown number of additional holders whose stock is held in “street name” and 9,640,915 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Issuances of Common Stock upon Conversion of Notes:

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

On October 10, 2017 $4,500 of March 2016 Note debt was converted to 750,000 shares of common stock at a conversion price of $.006 per share.

The above shares of our common stock were issued in reliance on the exemption from registration provided by Sections 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act “).

Issuance of Convertible Notes:

On April 7, 2017, the Company entered into a Securities Purchase Agreement with two investors (the “Investors”) whereby it agreed to and issued to each of the investors (each an “Investor” and collectively, the “Investors”) a 10% Convertible Promissory Note in the principal amount of up to $75,000 (each, the “April 2017 Note” and collectively, the “April 2017 Notes”) payable in tranches as follows to date: April 11, 2017 $19,167 consisting of $17,250 (less $1,250 for The Investor’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. Tranche two on May 2, 2017 $14,444 consisting of $13,000 paid to the Company in cash, and less original issue discount of $1,444. Tranche 3 paid on June 1, 2017: $15,000 consisting of $13,500 paid to the Company in cash, and less original issue discount of $1,500. Tranche 4 paid on August 8, 2017: $12,778 consisting of $11,500 paid to the Company in cash, and less original issue discount of $1,278. Tranche 5 paid on September 1, 2017: $11,667 consisting of $10,500 paid to the Company in cash, and less original issue discount of $1,167. Tranche 6 paid on November 15, 2017: $10,278 consisting of $9,250 paid to the Company in cash, and less original issue discount of $1,028. Each Investor may pay such additional amounts of the consideration and at such dates as mutually agreed upon by the Company and The Investor. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment (each a “Maturity Date”) or such earlier date as the April 2017 Notes is required or permitted to be, and is the date upon which the principal sum of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, shall be due and payable. Each Investor has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. The terms of the Convertible Note are as follows:

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

During the period ended September 30, 2017, the holders of convertible notes in the aggregate principal amount of $431,118 are in default. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Indebtedness.

The Company believes that the issuance and sale of the above notes was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“fiscal 2016” – January 1, 2016 through December 31, 2016

●	“fiscal 2017” – January 1, 2017 through December 31, 2017

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

We maintain the operation of this platform and are seeking potential distributors, joint venture and strategic alliance partners and additional sources of financing to enable us to pursue marketing and future development and commercialization activities to increase engagement and make improvements to the user interface and experience.

We completed a prototype of our integrated LifeLogger wearable video camera for testing in 2014 and seek potential distributors and joint venture and strategic alliance partners. We will evaluate opportunities from these marketing efforts to determine the extent of our future development and marketing of this device.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The company currently has no revenues in fiscal 2017 nor 2016. The Company currently cannot predict when the Company will become revenue producing.

Operating Expenses

Total operating expenses for fiscal 2017 decreased by $913,106 compared to fiscal 2016 mainly as a result of a decreases in option expenses to a consultant, research and development, consulting and general and administrative.

Other Income (Expenses)

Other expenses for fiscal 2017 decreased by $962,172 compared to fiscal 2016 as a result of no impairment of intangible assets related to our acquisition of certain assets from Pixorial, change in fair value of derivative warrants and notes, loss on extinguishment of debt, commitment fee expense and partially offset by an increase in interest expense.

The net loss for fiscal 2017 was $1,389,972, a decrease of $1,875,278 compared to fiscal 2016, as a result of an decreases in operating expenses and other expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2017 our working capital deficit amounted to $2,022,298 an increase of $788,599 as compared to $1,233,699 as of December 31, 2016. This increase is primarily a result of a decrease in cash and increases in accounts payable and notes payable and derivative liabilities.

Net cash used in operating activities was $237,360 during fiscal 2017 compared to $865,543 in fiscal 2016. The decrease in cash used in operating activities is primarily attributable to our net loss and derivative liabilities, partially offset by an increase in options issued for consulting services, interest expense, original issue discount on new financing, commitment fee expense for new debt financing, changes in derivative liabilities, extinguishment of debt and impairment of intangible assets.

Net cash provided by financing activities during fiscal 2017 was $137,100 compared to $834,885 in fiscal 2016. The decrease was primarily a result of the reduction in proceeds from the note payable.

Capital Resources

We currently have no cash resources on hand and our projected operating expenses and working capital needs exceed our income and cash resources. We have curtailed our future development and marketing plans until we are able to enter into an agreement with a potential distributor, joint venture or strategic alliance partner or source of additional financing to provide us with sufficient cash to continue these activities. As a result, capital raising has been and continues to be essential for our continued operations, sales and marketing efforts and further development of our LifeLogger platform. We potentially will have to issue additional debt or equity, or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. Other than the agreements discussed below, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Current and Future Financings

Current Indebtedness

Following is an analysis of convertible debt issued to Old Main Capital and SBI Investments at December 31, 2017:

December 31, 2017
Contractual balance	$1,125,108
Less unamortized discount	(44,074)

Convertible debt	$1,081,034

The above stated amount does not include the accrued expenses, including default interest and penalties, as at December 31, 2017 of $467,733. The Company is in default under the terms and conditions of the convertible debt issued to Old Main Capital and SBI.

Going Concern Consideration

We have been in the development stage since our inception on June 4, 2012 and continue to incur significant losses. We had an accumulated deficit of $5,983,910 as of December 31, 2017 and $237,360 in cash was used in operating activities. In addition, the Company is in default on convertible debt obligations of $1,081,034. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2017, our auditor included a statement that as a result of our deficit accumulated during the development stage at December 31, 2017, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2017, we have no off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2017 for the reasons discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held

Stewart Garner	52	Chief Executive Officer, Chief Financial Officer and Director

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

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the ownership by Mr. Garner of 1,000 shares of our Series A Preferred Stock which gives him control over all matters submitted to a vote of the Company’s stockholders. The Board will consider establishing audit, compensation and nominating committees at the appropriate time.

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

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2017, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2016 and 2017; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2017 and 2016 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017. Compensation information is shown for the fiscal years ended December 31, 2017 and 2016:

2017 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Stewart Garner,	2016	$84,000	$0	$0	$0	0	0	$17,723	$101,723
Chief Executive Officer and Chief Financial Officer	2017	$63,000	-	-	-	-	-	$12,600	$75,600

(1)	Other compensation consists of an allowance for car, insurance and cell phone expenses.

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

Outstanding Equity Awards at 2017 Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2017:

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

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR-END

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of December 13, 2018 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and executive officers as a group.

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

Capital Stock

Name and Address of Beneficial Owner	Common Stock Beneficial Ownership	Percent of Class	Series A Preferred Beneficial Ownership	Percent of Class
Named Executive Officers and Directors:
Stewart Garner(1)	-	-	1,000	100.0%
All executive officers and directors as a group (one person)	-	-	1,000	100.0%

Other 5% Stockholders:
None.

* Less than 1%.

(1)	Each share of Series A Preferred Stock entitles the holder to 50,000 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series A Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting. The holders of the Series A Preferred Stock do not have any conversion rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stewart Garner	Chief Executive Officer, Chief Financial Officer and director

Advances from CEO

From time to time, Stewart Garner, the Company’s Chief Executive Officer, Chief Financial Officer and sole director, provides advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand. The Company owed Mr. Garner $28,623 at December 31, 2016 and $8,065 at December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by SRCO Professional Corporation for the fiscal year ended December 31, 2017 and Anton and Chia, LLP and Li and Company, PC for the fiscal years ended December 31, 2017 and 2016.

	2016	2017

Audit Fees	$21,670	$35,500
Audit-Related Fees	$-	$-
Tax Fees	$1,300	$1,300
All Other Fees	-	-
Total	$22,970	$36,800

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

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-24

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 13, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on January 6, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.1(c)	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on December 28, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017).

3.1(d)	Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on February 23, 2017 (incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C filed on March 16, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 4, 2013).

4.1	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

4.3	Promissory Note dated as of September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.4	Common Stock Purchase Warrant dated as of September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.5	10% Convertible Promissory Note in the original principal amount of $296,153 dated March 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.6	Amendment No. 1 dated March 9, 2016 to Convertible Promissory Note dated September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.7	8% Convertible Promissory Note in the principal amount of $250,000 dated March 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.8	10% Convertible Promissory Note in the principal amount of $87,912 dated June 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.9	Amendment dated June 9, 2016 to $296,153 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.10	Amendment dated June 9, 2016 to $250,000 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.11	Promissory Note dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.12	Series A Common Stock Purchase Warrant dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.13	Series B Common Stock Purchase Warrant dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.14	10% Convertible Promissory Note dated April 7, 2017 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

4.15	10% Convertible Promissory Note dated April 7, 2017 issued by LifeLogger Technologies Corp. to SBI Investments LLC, 2014-1(incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

10.1	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and LifeLogger Technologies Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.2	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and LifeLogger Technologies Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.3	Securities Purchase Agreement dated as of September 24, 2014 between LifeLogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.4	Securities Purchase Agreement dated as of December 8, 2014 between LifeLogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.5	Securities Purchase Agreement dated as of May 7, 2015 between LifeLogger Technologies Corp. and SSID Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015).

10.6	Securities Purchase Agreement dated as of July 20, 2015 between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.7	Securities Purchase Agreement dated as of September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.8	Asset Purchase Agreement dated November 10, 2015 entered into among LifeLogger Technologies Corp., Pixorial, Inc. and Andres Espineira (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.9+	Consulting Agreement dated as of November 10, 2015 between LifeLogger Technologies Corp. and Andres Espineira (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.10+	Stock Option Agreement dated as of November 10, 2015 between LifeLogger Technologies Corp. and Andres Espineira (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.11	Amendment dated November 12, 2015 to Promissory Note and Securities Purchase Agreement dated as of July 20, 2015, between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.12	Securities Purchase Agreement dated March 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

10.13	First Amendment to Asset Purchase Agreement entered into on March 30, 2016 between LifeLogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

10.14	Debt Settlement Agreement dated March 1, 2016 entered into between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2016).

10.15	Amendment No. 2 to Asset Purchase Agreement entered into as of May 3, 2016 by LifeLogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016).

10.16	Stock Redemption Agreement between LifeLogger Technologies Corp. and Consumer Electronics Ventures Corp. dated May 5 May, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2016).

10.17	Amended and Restated Asset Purchase Agreement dated as of June 20, 2016 between LifeLogger Technologies Corp., Pixorial, Inc. and Andres Espiniera (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on June 21, 2016).

10.18	Securities Purchase Agreement dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

10.19	Investment Agreement dated as of February 21, 2017 between LifeLogger Technologies Corp. and Stewart Garner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2017).

10.20	Securities Purchase Agreement between LifeLogger Technologies Corp. and Old Main Capital, LLC dated as of April 7, 2017 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

10.21	Securities Purchase Agreement between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 dated as of April 7, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

31.1*	Section 302 Certificate of Principal Executive Officer.

31.2*	Section 302 Certificate of Principal Financial Officer.

32.1*	Section 906 Certificate of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOGGER TECHNOLOGIES CORP.

Date: December 17, 2018	By:	/s/ Stewart Garner
Stewart Garner Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stewart Garner	Chief Executive Officer, Chief Financial Officer and Director	December 17, 2018
Stewart Garner	(principal executive officer and principal financial and accounting officer)

LIFELOGGER TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LifeLogger Technologies Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LifeLogger Technologies Corp. (the “Company”) as of December 31, 2017 and 2016 and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2017 and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2016	CHARTERED PROFESSIONAL ACCOUNTANTS
Richmond Hill, Ontario, Canada	Authorized to practise public accounting by the
December 12, 2018	Chartered Professional Accountants of Ontario

LIFELOGGER TECHNOLOGIES CORP.

BALANCE SHEETS

	As at	As at
	December 31, 2017	December 31, 2016
ASSETS

Current Assets:
Cash	$781	$101,041
Prepaid expenses	2,000	1,250
Deferred financing costs	683	3,360
Total current assets	3,464	105,651

Non-Current Assets
Furniture and fixtures	9,578	9,578
Accumulated depreciation	(9,578)	(2,737)

Furniture and fixtures, net	-	6,841

Total Assets	3,464	112,492

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable (Note 4)	129,295	73,855
Accrued expenses on convertible notes payable	467,733	16,079
Convertible notes payable, net of unamortized discount of $44,074 and (2016 - $134,628) (Note 5)	1,081,034	1,008,461
Derivative liability - notes and warrants (Note 6)	347,700	240,955
Total current liabilities	2,025,762	1,339,350
Total liabilities	2,025,762	1,339,350
Stockholders’ Deficiency:

Preferred stock par value $0.001: 5,000,000 shares authorized;
Preferred Shares Series A 1,000 and 0 shares issued and outstanding, respectively (Note 11)	1	-
Common stock par value $0.001: 495,000,000 shares authorized; 8,772,734 and 2,063,151 shares issued and outstanding, respectively (Note 11)	8,774	2,063
Additional paid-in capital	3,952,837	3,365,116
Accumulated deficit	(5,983,910)	(4,594,037)

Total stockholders’ deficiency	(2,022,298)	(1,226,858)
Total Liabilities and Stockholders’ Deficiency	3,464	112,492

Subsequent events (Note 13)

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	For the Year
	Ended	Ended
	December 31, 2017	December 31, 2016

Revenue	$-	$-

Cost of revenue	-	-

Gross margin	-	-

Operating Expenses:
Research and development	12,726	280,600
Advertising and promotions	-	15,351
Consulting - related parties (Note 9)	75,600	101,723
Consulting - other	68,553	276,908
Option expense - consulting - other	285,850	632,356
General and administrative	142,014	190,911
Total operating expenses	584,743	1,497,849

Loss from operations	(584,743)	(1,497,849)
Other income (expenses)

Impairment of intangible assets (Note 12)	-	(195,015)
Change in fair value of derivative-warrants (Note 6)	5,517	60,639
Change in fair value of derivative-notes (Note 6)	(185,057)	(251,095)
Loss on extinguishment of debt (Note 5)	-	(682,067)
Commitment fee expense	-	(250,000)
Interest expense	(625,689)	(449,863)
Total other expenses	(805,229)	(1,767,401)
Loss before income tax provision	(1,389,972)	(3,265,250)
Income tax provision (Note 10)	-	-
Net Loss	$(1,389,972)	$(3,265,250)

Net Loss Per Common Share:
- Basic and Diluted	$(0.26)	$(1.51)
Weighted Average Common Shares Outstanding:
- Basic and Diluted	5,252,137	2,162,038

See accompanying notes to the financial statements.

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

	Preferred stock par value $0.001		Common stock par value $0.001		Additional		Total Stockholders’
	Number of		Number of		Paid-in	Accumulated	Equity
	Shares	Amount $	Shares	Amount $	Capital $	Deficit $	(Deficiency) $
	(a)		(a)
Balance December 31, 2015	-	-	2,747,683	$2,748	$927,487	$(1,328,787)	$398,552)
Common stock issued on conversion of note payable (Note 5)	-	-	60,276	60	497,218	-	497,278
Options granted for consultant (Note 8)	-	-	-	-	632,356	-	632,356
Common stock issued for intangible assets (Note 11)	-	-	86,673	86	194,929	-	195,015
Common stock issued on conversion of convertible notes payable (Note 5)	-	-	501,852	502	1,111,793	-	1,112,295
Shares redeemed (Note 11)	-	-	(1,333,333)	(1,333)	1,333	-	-
Net loss	-	-	-	-	-	(3,265,250)	(3,265,250)

Balance, December 31, 2016	-	-	2,063,151	$2,063	$3,365,116	$(4,594,037)	$(1,226,858)

Preferred stock issued	1,000	1	-		-	99	100
Common stock issued on conversion of convertible notes payable (Note 11)	-	-	6,709,583	6,711	301,871	-	308,582
Options granted for consultant (Note 8)	-	-	-	-	285,850	-	285,850
Net loss	-	-	-	-	-	(1,389,972)	(1,389,972)

Balance, December 31, 2017	1,000	1	8,772,734	8,774	3,952,837	(5,983,910	(2,022,298)

(a) Common shares are after reverse stock split of 30:1 as explained in Note 1

See accompanying notes to the financial statements

LIFELOGGER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2017	December 31, 2016
Operating Activities:
Net loss	$(1,389,972)	$(3,265,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	384	1,369
Loss on disposal of asset	6,457	-
Options issued - consulting	285,850	632,356
Interest expense recognized through accretion of discount on debt	94,406	449,863
Original issue discount on new financing	15,500	-
Interest expense recognized through amortization of deferred financing costs	5,177	7,092
Amortization of commitment fee	-	250,000
Change in fair value of derivative liabilities-notes	185,057	251,095
Change in fair value of derivative liabilities-warrants	(5,517)	(60,639)
Extinguishment of debt	-	682,067
Impairment of intangible asset	-	195,015
Changes in Operating Assets and Liabilities:
Accounts receivable	-	-
Prepaid expenses	(750)	9,069
Accounts payable	114,394	(4,570)
Accrued expenses on convertible notes payable	451,654	(13,010)
Net Cash Used in Operating Activities	(237,360)	(865,543)

Financing Activities:
Issuance of preferred stock	100	-
Proceeds from note payable	137,000	834,885
Net Cash Provided by Financing Activities	137,100	834,885

Net Change in Cash	(100,260)	(30,658)

Cash - Beginning of Reporting Period	101,041	131,699

Cash - End of Reporting Period	$781	$101,041

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Income Tax Paid	$-	$-

Supplemental Cash Flow Information
Issuance of common stock for settlement of notes payable and accrued interest	$-	$497,278
Note payable issued for financing cost	$-	$250,000
Acquisition of intangible assets	$-	$195,015
Issuance of common stock for settlement of convertible notes payable	$308,582	$1,112,295

See accompanying notes to the financial statements

LIFELOGGER TECHNOLOGIES CORP.

For the Years Ended December 31, 2017 and 2016

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

Effective as of February 22, 2017, the Company amended its Articles of Incorporation to increase its authorized capital stock from 125,000,000 to 500,000,000 shares, of which 495,000,000 will be common stock and 5,000,000 will be preferred stock, of which, 1,000 preferred shares have been previously designated as Series A Preferred Stock (the “Series A Preferred Stock”) and effected a 1 for 30 reverse stock split of its issued and outstanding shares of common stock. The number of shares outstanding prior to the reverse stock split was 68,976,690, and was converted into 2,299,223 number of shares. All per share amounts and number of shares in the financial statements and related notes have been retroactively restated to reflect the reverse stock split.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the Unites States of America (“US GAAP”), applied on a consistent basis, and are expressed in United States dollars (“USD”).

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued liabilities approximate their fair value because of the short maturity of those instruments. The notes payables and derivative liabilities are fair valued as described below.

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

There were 200,000 options outstanding as of December 31, 2017 (December 31, 2016 – 200,000).

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

Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. The Company excluded 200,000 shares of their common stock issuable upon exercise of options and 36,667 shares of their common stock issuable upon exercise of warrants as of December 31, 2017 as their effect was anti-dilutive.

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

Recently issued accounting pronouncements

In August, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption is permitted. We are currently in the process of evaluating the effects of this pronouncement on our financial statements, including potential early adoption.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our financial statements, including potential early adoption.

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

As reflected in the financial statements, the Company had an accumulated deficit of $5,983,910 at December 31, 2017, a net loss of $1,389,972 and net cash used of $237,360 in operating activities for the year ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Accounts Payable

	As at December 31, 2017 ($)	As at December 31, 2016 ($)
Trade accounts payable	$104,988	$51,587
Other payable	24,307	22,268
	$129,295	$73,855

Trade accounts payable include $28,623 (2016: $8,065) due to an executive of the Company. The payable balance arose primarily due to consulting charges. The payable is unsecured, non-interest bearing and due on demand.

Note 5 – Convertible Notes Payable

a.	Convertible Notes Payable

The movement in convertible notes payable is as follows:

		Original amount	Unamortized discount	Guaranteed interest accrued	Net settlement	December, 31, 2017	December 31, 2016
Opening as of January 1, 2016		$-	$-	$-	$-	$-	$189,921
Conversion on opening balance	(i)	-	-	-	-	-	(189,921)
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(180,908)	130,053	218,781
Issued: June 9, 2016	(iv)	87,912	-	4,396	-	92,308	64,919
Issued: June 30, 2016	(v)	550,000	(8,956)	22,000	(92,004)	471,040	464,761
Issued: April 11, 2017	(vi)	19,167	(4,142)	958	-	15,983	-
Issued: April 11, 2017	(vii)	19,167	(4,142)	958	-	15,983	-
Issued: May 2, 2017	(vi)	14,444	(2,891)	722	-	12,275	-
Issued: May 2, 2017	(vii)	14,444	(2,889)	722	-	12,277	-
Issued: June 1, 2017	(vi)	15,000	(3,318)	750	-	12,432	-
Issued: June 1, 2017	(vii)	15,000	(3,318)	750	-	12,432	-
Issued: August 8, 2017	(vi)	12,778	(2,901)	639	-	10,516	-
Issued: August 8, 2017	(vii)	12,778	(2,902)	639	-	10,515	-
Issued: September 1, 2017	(vi)	11,667	(2,578)	584	-	9,673	-
Issued: November 15, 2017	(vi)	10,278	(3,019)	514	-	7,773	-
Issued: November 15, 2017	(vi)	10,278	(3,018)	514	-	7,774	-

Ending as of December 31, 2017		$1,339,066	$(44,074)	$58,954	$(272,912)	1,081,034	1,008,461
Ending as of December 31, 2016		$1,184,065	$(134,628)	$51,204	$(92,180)	$-	$1,008,461

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

Beginning six months after the date of the note, the Company is required to begin to make bi-weekly amortization payments (for the avoidance of doubt, bi-weekly shall mean every two weeks), in cash to Old Main until the note is repaid in full. Each bi-weekly payment shall consist of at least 1/12 th of the total outstanding amount under the note as of the amortization payment date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period pursuant to this paragraph), and any applicable penalties. The Company may make a bi-weekly payment to Old Main in the Company’s common stock, in the event that the equity conditions provided for in the note are satisfied. The maturity date of the note was March 9, 2017 and the holder of the Note have agreed to extend the maturity until September 30, 2017. The Note was in default as of October 1, 2017 and was subject to interest at 24% per annum as well as a default penalty of 25% calculated annually. Management is in the process of negotiating terms of the Note.

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

As at December 31, 2017 the Company owed $250,000 (December 31, 2016 - $250,000) in principal and the accrued interest is $123,208 (December 31, 2016 - $16,724), which consists of the guaranteed interest accrued of $10,000 (December 31, 2016 - $10,000) included in the convertible notes balance and the remainder of $113,208 (December 31, 2016 - $6,274) is recorded in accrued expenses on convertible notes payable, which includes the interest accrued and penalty charges.

(iii) Securities Purchase Agreement and Convertible Notes Issued to Old Main Capital, LLC

On March 9, 2016 (the “Issuance Date”) the Company closed on the transaction contemplated by the securities purchase agreement (the “SPA”) the Company entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “March 2016 Note”) in the original principal amount of $296,153 for $269,500, net of an original issuance discount of $26,653 (the “Purchase Price”), included in interest expenses. The March 2016 1bears interest at the rate of 10% per annum, of which there is a guaranteed interest for a period of six (6) months as of the Issuance date. The Purchase Price paid were as follows: (i) $84,500 was paid in cash to the Company on March 12, 2016 (ii) $100,000 was paid in cash to the Company on April 6, 2016 (iii) $85,000 May 6, 2016. The principal from each funding date and the accrued and unpaid interest relating to that principal amount is due and payable on March 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the March 2016 Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below.

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

The March 2016 Note can be prepaid by the Company at any time while the March 2016 Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the March 2016 Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the March 2016 Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the March 2016 Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the March 2016 Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date”), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment”), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of the Company’s common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000 of value under the March 2016 Note or (ii) 1/24th of the total outstanding amount under this March 2016 Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties. As at December 31, 2017, there were no prepayments made on the Note. During the year ended December 31, 2017 $180,908 (year ended December 31, 2016 - $92,180) of the principal balance had been converted into equity shares. Refer to Note 11 for further details.

On June 9, 2016 the Company amended the March 2016 Note whereby the Company revised the note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. The Company also revised the conversion price to mean the lesser of (a) the closing price of the Company’s common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. The amendment was accounted for using the extinguishment of debt method. The Company recorded nil (December 31, 2016 - $88,956) loss on extinguishment of debt, which is included in other expenses. This loan was in default as of October 1, 2017 and was subject to interest at 24% per annum as well as a default penalty of 25% calculated annually. Management is in the process of negotiating terms of the Note.

As at December 31, 2017 the Company owes $115,245 (December 31, 2016 - $203,973) in principal and the accrued interest is $82,711 (December 31, 2016 - $24,098), which consists of the guaranteed interest accrued of $14,808 (December 31, 2016 - $14,808) included in the convertible notes balance and the remainder of $62,903 (December 31, 2016 - $9,290) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty charges.

(iv) Securities Purchase Agreement and Convertible Notes Issued to Old Main Capital, LLC

On June 9, 2016 (the “Issuance Date”), the Company closed on the transaction contemplated by the securities purchase agreement (the “SPA”) the Company entered into with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $87,912 for $80,000, net of an original issuance discount of $7,912 (the “Purchase Price”). The Note bears interest at the rate of 10% per annum, of which there is a guaranteed interest for a period of six (6) months as of the Issuance date. The Purchase Price was paid on June 9, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount was due and payable on June 9, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of our common stock on June 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. This loan was in default as of October 1, 2017 and was subject to interest at 24% per annum as well as a default penalty of 25% calculated annually. Management is in the process of negotiating terms of the Note.

As at December 31, 2017 the Company owes $87,912 (December 31, 2016 - $87,912) in principal and the accrued interest is $44,038 (December 31, 2016 - $4,913), which consists of the guaranteed interest accrued of $4,396 (December 31, 2016 - $4,396) included in the convertible notes balance and the remainder of $39,642 (December 31, 2016 - $518) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

(v) Securities Purchase Agreement and Convertible Note Issued to SBI Investments LLC, 2014-1

On June 30, 2016 (the “Issuance Date”) the Company closed on the transaction contemplated by the securities purchase agreement (the “SPA”) the Company entered into with SBI Investments LLC, 2014-1 (“SBI”), whereby SBI agreed to purchase from the Company a convertible promissory note (the “Note”) in the original principal amount of $550,000 for $500,000 net of an original issuance discount of $50,000 (the “Purchase Price”). The Note bears interest at the rate of 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of six months is deemed earned as of the date the note was issued. The Purchase Price was paid on June 30, 2016 in cash. The principal from the funding date and the accrued and unpaid interest relating to that principal amount was due and payable on June 30, 2017 (the “Maturity Date”). Any amount of principal or interest that is due under the Note which is not paid by the Maturity Date will bear interest at the rate of 24% per annum until it is paid and subject to further increase as discussed below. The conversion price is the lesser of (a) the closing price of the Company’s common stock on June 30, 2016 ($2.40 per share) or (b) 60% of the lowest VWAP price of the Company’s common stock for the 20 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. This convertible debt has been accounted for as a derivative liability and is included in the Note 6 derivative liability calculations below. This loan was in default as of October 1, 2017 and was subject to interest at 24% per annum as well as a default penalty of 25% calculated annually. Management is in the process of negotiating terms of the Note.

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

The Note can be prepaid by the Company at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon SBI’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, the company will pay interest at 24%. As at December 31, 2017, there were no prepayments made on the Note. During the year ended December 31, 2017, $92,004 (December 31, 2016 – Nil) of the principal balance had been converted into equity shares. Refer to Note 11 for further details.

As at December 31, 2017 the Company owes $457,996 (December 31, 2016 - $550,000) in principal and the accrued interest is $217,448 (December 31, 2016 - $22,000), which consists of the guaranteed interest accrued of $22,000 (December 31, 2016 - $22,000) included in the convertible notes balance and $195,448 (December 31, 2016 – nil) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

(vi) Securities Purchase Agreement and Convertible Note Issued to Old Main Capital

On April 7, 2017, the Company entered into a Securities Purchase Agreement with Old Main whereby it agreed to and issued a 10% Convertible Promissory Note in the principal amount of up to $75,000 (the “April 2017 Old Main Note”) payable in tranches as follows: Tranche 1 paid on April 11, 2017: $19,167 consisting of $17,250 (less $1,250 for Old Main’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. Tranche 2 paid on May 2, 2017: $14,444 consisting of $13,000 paid to the Company in cash, and less original issue discount of $1,444. Tranche 3 paid on June 1, 2017: $15,000 consisting of $13,500 paid to the Company in cash, and less original issue discount of $1,500. Tranche 4 paid on August 8, 2017: $12,778 consisting of $11,500 paid to the Company in cash, and less original issue discount of $1,278. Tranche 5 paid on September 1, 2017: $11,667 consisting of $10,500 paid to the Company in cash, and less original issue discount of $1,167. Tranche 6 paid on November 15, 2017: $10,278 consisting of $9,250 paid to the Company in cash, and less original issue discount of $1,028.

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

Participation in Future Financing. Subject to any existing obligations of the Company, from the date hereof until the date that is the 12-month anniversary of the date of the April 2017 Old Main Note, upon any issuance by the Company or any of its subsidiaries of its Common Stock or other securities convertible into Common Stock, other than any issuance that is through a public underwritten offering or to an investor or a group of investors that already own Common Stock or securities of the Company, Old Main shall have the right to participate in the subsequent Financing in an amount up to 100% of such Old Main’s pro rata portion as defined below in the April 2017 Old Main Note on the same terms, conditions and price provided for in the Subsequent Financing, subject to any existing obligations of the Company with respect to participation rights. This loan was in default as of October 1, 2017 and was subject to interest at 24% per annum as well as a default penalty of 25% calculated annually. Management is in the process of negotiating terms of the Note.

As at December 31, 2017 the Company owes $83,333 (December 31, 2016 - nil) in principal and the accrued interest is $31,923 (December 31, 2016 - nil), which consists of the guaranteed interest accrued of $4,167 (December 31, 2016 - nil) included in the convertible notes balance and $27,757 (December 31, 2016 – nil) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

(vii) Securities Purchase Agreement and Convertible Note Issued to SBI Investments LLC, 2014-1

On April 7, 2017, the Company entered into a Securities Purchase Agreement with SBI Investments LLC, 2014-1 (“SBI”) whereby it agreed to and issued a 10% Convertible Promissory Note in the principal amount of up to $75,000 (the “April 2017 SBI note”) in tranches as follows: Tranche 1 paid on April 11, 2017: $19,167 consisting of $17,250 (less $1,250 for SBI’s legal fees) paid to the Company in cash, and less original issue discount of $1,917. Tranche 2 paid on May 2, 2017: $14,444 consisting of $13,000 paid to the Company in cash, and less original issue discount of $1,444. Tranche 3 paid on June 1, 2017: $15,000 consisting of $13,500 paid to the Company in cash, and less original issue discount of $1,500. Tranche 4 paid on August 8, 2017: $12,778 consisting of $11,500 paid to the Company in cash, and less original issue discount of $1,678. Tranche 5 paid on November 15, 2017: $10,278 consisting of $9,250 paid to the Company in cash, and less original issue discount of $1,028.

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

This loan was in default as of October 1, 2017 and was subject to interest at 24% per annum as well as a default penalty of 25% calculated annually. Management is in the process of negotiating terms of the Note.

As at December 31, 2017 the Company owes $71,667 (December 31, 2016 - nil) in principal and the accrued interest is $27,359 (December 31, 2016 - nil), which consists of the guaranteed interest accrued of $3,583 (December 31, 2016 - nil) included in the convertible notes balance and $23,775 (December 31, 2016 – nil) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the two year ended December 31, 2017:

Description	Derivative Liabilities
Fair value at December 31, 2015	$106,265
Change due to Issuances	371,562
Change due to debt extinguishment	91,070
Change due to Exercise/Conversion	(518,398)
Change in Fair Value of warrants and notes	190,456
Fair value at December 31, 2016	$240,955
Change due to Issuances	55,316
Change due to debt extinguishment	-
Change due to Exercise/Conversion	(128,111)
Change in Fair Value of warrants and notes	179,540
Fair value at December 31, 2017	$347,700

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	December 31, 2017	December 31, 2016
Dividend yield	0.00%	0.00%
Risk-free rate for term	1.08-1.53%	0.51-1.47%
Volatility	279%-446%	120.4-142.8%
Maturity dates	.50-2.69 years	.19-3.69 years
Stock Price	0.0135-0.0189	0.453

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

During the quarter ended September 30, 2015, the Company issued 28,333 warrants to an investor as part of their Securities Purchase Agreement in which the investor acquired a Convertible Note. The warrants have an exercise price of $7.88 and a five-year term. The warrants are treated as derivative liabilities since the holder has anti-dilution protections that will re-price the warrant upon the issuance of lower priced equity linked instruments by the Company for the period of 180 days after issuance. The fair value of the derivative liability related to these warrants at issuance was valued at $169,270 and was booked as a debt discount to the Convertible Note and booked as a derivative liability on the balance sheet. The embedded conversion feature of the Convertible Note is treated as a derivative liability since the conversion price is reset upon a fundamental transaction event. The fair value of the derivative liability related to the embedded conversion feature was valued at $92,659 and was booked as a debt discount, included in interest expense (up to the amount of the note, with the excess expensed as interest expense).

Note 7 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses on convertible notes payable, derivative liabilities and convertible debt. The estimated fair value of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2017, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$347,700	$(179,540)
Fair Value at December 31, 2017	$-	$-	$347,700	$(179,540)

Derivatives	$-	$-	$240,955	$(190,456)
Fair Value at December 31, 2016	$-	$-	$240,955	$(190,456)

Note 8 – Stock Options:

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2016	200,000	$3.00
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2017	200,000	$3.00	3.17	$-
Exercisable, December 31, 2017	-	$-	-	$-

The exercise price for options outstanding and exercisable at December 31, 2017 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
200,000	$3.00	-	$-
200,000		-

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $285,850, included in operating expenses, during the year ended December 31, 2017, and $632,356 during the year ended December 31, 2016. At December 31, 2017, the unamortized stock option expense was $106,639 (December 31, 2016 - $392,218) which will be amortized to expense through December 2018.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

	2017	2016
Risk-free interest rate	1.5%	1.5%
Expected life of the options	4.8 to 6.5 years	5.5 to 6.5 years
Expected volatility	150%	150%
Expected dividend yield	0%	0%

As at December 31, 2017, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2016	36,667
Less: Exercised	-
Less: Expired	-
Add: Issued	-
December 31, 2017	36,667

Warrants (Note 6)	28,333
Exercise Price	$7.88
Expiration Date	September 8, 2015 to September 8, 2020
Warrants (Note 5)	8,334
Exercise Price	**
Expiration Date	June 30, 2016 to June 30, 2019

** Lessor of: $2.46 or $2.88 or any price of equity linked instruments issued by the Company while the warrant is issued and outstanding

During the year ended December 31, 2017, nil warrants expired unexercised.

Note 9 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director

Consulting services from Officer

Consulting services provided by the officer for the year ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016

President, Chief Executive Officer and Chief Financial Officer	$75,600	$101,723

Note 10 – Income Tax Provision

Deferred Tax Assets

At December 31, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $2,681,541 (2016: $1,851,367) that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $911,724 (2016: $629,465) was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $282,259 and $318,739 for the years ended December 31, 2017 and 2016, respectively.

Components of deferred tax assets are as follows:

	December 31, 2017	December 31, 2016
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$911,724	$629,465
Less valuation allowance	(911,724)	(629,465)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$
Net loss for the year before income taxes	(1,389,972)	(3,265,250)

Expected income tax recovery from net loss	(472,590)	(1,110,185)
Non-deductible expenses	190,331	791,446
Other temporary differences	—	—
Change in valuation allowance	282,259	318,739
	—	—

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company’s tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2014 - 2017.

Note 11- Stockholders’ Deficiency

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

Effective as of February 22, 2017, the Company amended its Articles of Incorporation to increase its authorized capital stock from 125,000,000 to 500,000,000 shares, of which 495,000,000 will be common stock and 5,000,000 will be preferred stock, of which, 1,000 shares have been previously designated as Series A Preferred Stock (the “Series A Preferred Stock”) and effected a 1 for 30 reverse stock split of its issued and outstanding shares of common stock. The number of shares outstanding prior to the reverse stock split was 68,976,690, and was converted into 2,299,223 number of shares. All per share amounts and number of shares in the financial statements and related notes have been retroactively restated to reflect the reverse stock split.

Common Stock

Common Shares Issued for Cash

No common shares were issued for cash during the year ended December 31, 2016.

No common shares were issued for cash during the year ended December 31, 2017.

Common Shares Issued for Non- Cash

During the year ended December 31, 2017, a total of $92,003 of the June 2016 Note was converted to 3,508,313 shares of common stock at an average price of $0.0262 per share as follows:

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

● On October 10, 2017 $4,500 of March 2016 Note debt was converted to 750,000 shares of common stock at a conversion price of $.006 per share.

December 31, 2017, a total of $88,468 of the March 2016 Note was converted to 3,201,270 shares of common stock at an average price of $0.0276 per share as follows:

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

The related derivative liability of $128,111, as disclosed in Note 6, was transferred to the additional paid-in capital during the year ended December 31, 2017.

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

Note 12 - Acquisition of Assets

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

Note 13 - Subsequent Events

The Company’s management has evaluated subsequent events up to December 12, 2018 the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On January 15, 2018 $7,709 of June 2016 Note debt was converted to 868,181 shares of common stock at a conversion price of $.0148 per share.

On January 9, 2018, the Company entered into an Asset Purchase Agreement, as of December 31, 2017, to acquire 94.8% of the working interest in North West Lost Hills producing oil property from Sage Exploration & Production, Inc., in exchange for 6,821,584 shares of the Company’s common shares to be issued by the Company at closing. The Asset Purchase Agreement was mutually terminated by the parties to that agreement in March 2018 prior to the closing.

The Company obtained financing of $32,345 from a related party to settle outstanding accounts payable. The balance is unsecured, non-interest bearing and repayable on demand.

