Form 10-Q
period 2018-03-31
Lifelogger Technologies Corp
filed 2018-12-18
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Emerging growth company [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 18, 2018
Common Stock, $0.001 par value	9,640,915

LIFELOGGER TECHNOLOGIES CORP.

TABLE OF CONTENTS

Page

PART I – CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

Condensed Interim Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017 (Audited)	F-2

Condensed Interim Statements of Operations for the three months ended March 31, 2018 and March 31, 2017 (Unaudited)	F-3

Condensed Interim Statements of Changes in Stockholders’ Deficiency for the three months ended March 31, 2018 (Unaudited) and December 31, 2017 (Audited)	F-4

Condensed Interim Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited)	F-5

Notes to the Condensed Interim Financial Statements (Unaudited)	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION	5

Item 1. Legal Proceedings	5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3. Defaults Upon Senior Securities	5

Item 4. Mine Safety Disclosure	6

Item 5. Other Information	6

Item 6. Exhibits	6

SIGNATURES	8

LIFELOGGER TECHNOLOGIES CORP.

CONDENSED INTERIM BALANCE SHEETS

	As at
	March 31, 2018	December 31, 2017
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$372	$781
Prepaid expenses	-	2,000
Deferred financing costs	681	683

Total current assets	1,053	3,464

Total Assets	1,053	3,464

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable (Note 4)	145,566	129,295
Accrued expenses on convertible notes payable	965,911	467,733
Convertible notes payable, net of unamortized discount of $23,960 and (2017 - $44,074) (Note 5)	1,093,439	1,081,034
Derivative liability - notes and warrants (Note 6)	408,752	347,700

Total current liabilities	2,613,668	2,025,762

Total liabilities	2,613,668	2,025,762

Stockholders’ Deficiency:

Preferred stock par value $0.001: 5,000,000 shares authorized;
Preferred Shares Series A 1,000 and 0 shares issued and outstanding, respectively (Note 10)	1	1
Common stock par value $0.001: 495,000,000 shares authorized; 9,640,915 and 8,772,734 shares issued and outstanding, respectively (Note 10)	9,642	8,774
Additional paid-in capital	3,992,185	3,952,837
Accumulated deficit	(6,614,443)	(5,983,910)

Total stockholders’ deficiency	(2,612,615)	(2,022,298)

Total Liabilities and Stockholders’ Deficiency	1,053	3,464

Subsequent events (Note 11)

See accompanying notes to the condensed interim financial statements.

LIFELOGGER TECHNOLOGIES CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017

Revenue	$-	$-

Cost of revenue	-	-

Gross margin	-	-

Operating Expenses:
Research and development	-	4,237
Consulting -related parties (Note 9)	-	27,890
Consulting - other	-	17,410
Option expense - consulting - other	31,911	79,373
General and administrative	18,681	52,599

Total operating expenses	50,592	181,509

Loss from operations	(50,592)	(181,509)

Other income (expenses)
Change in fair value of derivative-warrants (Note 6)	-	3,649
Change in fair value of derivative-notes (Note 6)	(61,648)	(94,267)
Interest expense	(518,293)	(84,666)

Total other expenses	(579,941)	(175,284)

Loss before income tax provision	(630,533)	(356,793)

Income tax provision	-	-

Net Loss	$(630,533)	$(356,793)

Net Loss Per Common Share:
- Basic and Diluted	$(0.07)	$(0.15)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	9,392,863	2,364,635

See accompanying notes to the condensed interim financial statements.

LIFELOGGER TECHNOLOGIES CORP.

CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND YEAR ENDED DECEMBER 31, 2017

	Preferred stock par value $0.001		Common stock par value $0.001		Additional		Total Stockholders’
	Number of Shares	Amount $	Number of Shares	Amount $	Paid-in Capital $	Accumulated Deficit $	Equity (Deficiency) $
	(a)		(a)
Balance, December 31, 2016	-	-	2,063,151	$2,063	$3,365,116	$(4,594,037)	$(1,226,858)

Preferred stock issued	1,000	1	-	-	-	99	100
Common stock issued on conversion of convertible notes payable (Note 10)	-	-	6,709,583	6,711	301,871	-	308,582
Options granted for consultant (Note 8)	-	-	-	-	285,850	-	285,850
Net loss	-	-		-	-	(1,389,972)	(1,389,972)

Balance, December 31, 2017	1,000	1	8,772,734	8,774	3,952,837	(5,983,910)	(2,022,298)

Common stock issued on conversion of convertible notes payable (Note 10)	-	-	868,181	868	7,437	-	8,305
Options granted for consultant (Note 8)	-	-	-	-	31,911	-	31,911
Net loss	-	-	-	-	-	(630,533)	(630,533)

Balance, March 31, 2018 (unaudited)	1,000	1	9,640,915	9,642	3,992,185	(6,614,443)	(2,612,615)

(a)	Common shares are after reverse stock split of 30:1 as explained in Note 1

See accompanying notes to the condensed interim financial statements.

LIFELOGGER TECHNOLOGIES CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2018	March 31, 2017

Operating Activities:
Net loss	$(630,533)	$(356,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	-	342
Options issued - consulting	31,911	79,373
Interest expense recognized through accretion of discount on debt	20,114	61,669
Interest expense recognized through amortization of deferred financing costs	2	1,726
Amortization of commitment fee	-
Change in fair value of derivative liabilities-notes	61,648	94,267
Change in fair value of derivative liabilities-warrants	-	(3,649)
Changes in Operating Assets and Liabilities:
Other receivable	-	(6,614)
Prepaid expenses	2,000	(4,166)
Accounts payable	16,271	35,519
Accrued expenses on convertible notes payable	498,178	-

Net Cash Used in Operating Activities	(409)	(98,326)

Financing Activities:
Issuance of preferred stock	-	100

Net Cash Provided by Financing Activities	-	100

Net Change in Cash	(409)	(98,226)

Cash - Beginning of Reporting Period	781	101,041

Cash - End of Reporting Period	$372	$2,815

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-

Income Tax Paid	$-	$-

Supplemental Cash Flow Information

Issuance of common stocks for settlement of convertible notes payable	$8,305	$308,582

See accompanying notes to the condensed interim financial statements.

LIFELOGGER TECHNOLOGIES CORP.

March 31, 2018

Notes to the Condensed Interim Financial Statements

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

Effective as of February 22, 2017, the Company amended its Articles of Incorporation to increase its authorized capital stock from 125,000,000 to 500,000,000 shares, of which 495,000,000 will be common stock and 5,000,000 will be preferred stock, of which, 1,000 preferred shares have been previously designated as Series A Preferred Stock (the “Series A Preferred Stock”) and effected a 1 for 30 reverse stock split of its issued and outstanding shares of common stock. The number of shares outstanding prior to the reverse stock split was 68,976,690, and was converted into 2,299,223 number of shares. All per share amounts and number of shares in the condensed interim financial statements and related notes have been retroactively restated to reflect the reverse stock split.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on December 17, 2017.

Use of Estimates

The preparation of condensed interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, stock options, and assumptions used in the going concern assessment. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the condensed interim financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed interim financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed.

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

There were 200,000 options outstanding as of March 31, 2018 (March 31, 2017 – 200,000).

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

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed interim financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.

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

Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. The Company excluded 200,000 shares of their common stock issuable upon exercise of options and 36,667 shares of their common stock issuable upon exercise of warrants as of March 31, 2018 as their effect was anti-dilutive.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the condensed interim financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its condensed interim financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

On January 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on combined financial position and/or results of operations.

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on combined financial position and/or results of operations.

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

Note 3 - Going Concern

The condensed interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed interim financial statements, the Company had an accumulated deficit of $6,614,443 at March 31, 2018, a net loss of $630,533 and net cash used of $409 in operating activities for the three month period ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed interim financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Accounts Payable

	As at March 31, 2018 ($)	As at December 31, 2017 ($)
Trade accounts payable	$121,259	$104,988
Other payable	24,307	24,307
	$145,566	$129,295

Trade accounts payable include $28,623 (2017: $28,623) due to an executive of the Company. The payable balance arose primarily due to consulting charges. The payable is unsecured, non-interest bearing and due on demand.

Note 5 – Convertible Notes Payable

a. Convertible Notes Payable

The movement in convertible notes payable is as follows:

		Original amount	Unamortized discount	Guaranteed interest accrued	Net settlement	March 31, 2018	December 31, 2017
Opening as of January 1, 2016		$-	$-	$-	$-	$-	$189,921
Conversion on opening balance	(i)	-	-	-	-	-	(189,921)
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(180,908)	130,053	130,053
Issued: June 9, 2016	(iv)	87,912	-	4,396	-	92,308	92,308
Issued: June 30, 2016	(v)	550,000	(8,956)	22,000	(99,713)	463,331	471,040
Issued: April 11, 2017	(vi)	19,167	(324)	958	-	19,801	15,983
Issued: April 11, 2017	(vii)	19,167	(324)	958	-	19,801	15,983
Issued: May 2, 2017	(vi)	14,444	(819)	722	-	14,347	12,275
Issued: May 2, 2017	(vii)	14,444	(816)	722	-	14,350	12,277
Issued: June 1, 2017	(vi)	15,000	(1,449)	750	-	14,301	12,432
Issued: June 1, 2017	(vii)	15,000	(1,449)	750	-	14,301	12,432
Issued: August 8, 2017	(vi)	12,778	(1,799)	639	-	11,618	10,516
Issued: August 8, 2017	(vii)	12,778	(1,800)	639	-	11,617	10,515
Issued: September 1, 2017	(vi)	11,667	(1,697)	584	-	10,554	9,673
Issued: November 15, 2017	(vi)	10,278	(2,264)	514	-	8,528	7,773
Issued: November 15, 2017	(vi)	10,278	(2,263)	514	-	8,529	7,774

Ending as of March 31, 2018		$1,339,066	$(23,960)	$58,954	$(280,621)	$1,093,439
Ending as of December 31, 2017		$1,339,066	$(44,074)	$58,954	$(272,912)	$-	$1,081,034

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

As at March 31, 2018 the Company owed $250,000 (December 31, 2017 - $250,000) in principal and the accrued interest is $244,501 (December 31, 2017 - $123,208), which consists of the guaranteed interest accrued of $10,000 (December 31, 2017 - $10,000) included in the convertible notes balance and the remainder of $234,501 (December 31, 2017 - $113,208) is recorded in accrued expenses on convertible notes payable, which includes the interest accrued and penalty charges.

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

As at March 31, 2018 the Company owes $115,245 (December 31, 2017 - $115,245) in principal and the accrued interest is $147,047 (December 31, 2017 - $82,711), which consists of the guaranteed interest accrued of $14,808 (December 31, 2017 - $14,808) included in the convertible notes balance and the remainder of $132,239 (December 31, 2017 - $62,903) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty charges.

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

As at March 31, 2018 the Company owes $87,912 (December 31, 2017 - $87,912) in principal and the accrued interest is $86,922 (December 31, 2017 - $44,038), which consists of the guaranteed interest accrued of $4,396 (December 31, 2017 - $4,396) included in the convertible notes balance and the remainder of $82,526 (December 31, 2017 - $39,642) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

The Note can be prepaid by the Company at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon SBI’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, the company will pay interest at 24%. As at March 31, 2018, there were no prepayments made on the Note. During the three months ended March 31, 2018, $7,709 (December 31, 2017 – $92,004) of the principal balance had been converted into equity shares. Refer to Note 10 for further details.

As at March 31, 2018 the Company owes $450,287 (December 31, 2017 - $457,996) in principal and the accrued interest is $417,472 (December 31, 2017 - $217,448), which consists of the guaranteed interest accrued of $22,000 (December 31, 2017 - $22,000) included in the convertible notes balance and $395,472 (December 31, 2017 - $195,448) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

As at March 31, 2018 the Company owes $83,333 (December 31, 2017 - $83,333) in principal and the accrued interest is $69,382 (December 31, 2017 - $31,923), which consists of the guaranteed interest accrued of $4,167 (December 31, 2017 - $4,167) included in the convertible notes balance and $65,215 (December 31, 2017 - $27,757) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty.

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

As at March 31, 2018 the Company owes $71,667 (December 31, 2016 – 71,667) in principal and the accrued interest is $59,542 (December 31, 2017 - $27,359), which consists of the guaranteed interest accrued of $3,583 (December 31, 2017 - $3,583) included in the convertible notes balance and $55,959 (December 31, 2017 – $23,775) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the three months ended March 31, 2018:

Description	Derivative Liabilities
Fair value at December 31, 2016	$240,955
Change due to Issuances	55,316
Change due to Exercise/Conversion	(128,111)
Change in Fair Value of warrants and notes	179,540
Fair value at December 31, 2017	$347,700
Change due to Exercise/Conversion	(596)
Change in Fair Value of warrants and notes	61,648
Fair value at March 31, 2018	$408,752

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	March 31, 2018	December 31, 2017
Dividend yield	0.00%	0.00%
Risk-free rate for term	1.42-1.93%	1.08-1.53%
Volatility	257.9-420.8%	279%-446%
Maturity dates	.17-2.44 years	.50-2.69 years
Stock Price	0.0131-0.01897	0.0135-.0189

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

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$408,752	$61,648
Fair Value at March 31, 2018	$-	$-	$408,752	$61,648

Derivatives	$-	$-	$347,700	$(179,540)
Fair Value at December 31, 2017	$-	$-	$347,700	$(179,540)

Note 8 – Stock Options:

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2017	200,000	$3.00
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2018	200,000	$3.00	1.0	$-
Exercisable, March 31, 2018	-	$-	-	$-

The exercise price for options outstanding and exercisable at March 31, 2018 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
200,000	$3.00	-	$-
200,000		-

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $31,911, included in operating expenses, during the three months ended March 31, 2018, and $285,850 during the year ended December 31, 2017. At March 31, 2018, the unamortized stock option expense was $74,458 (December 31, 2017 - $106,639) which will be amortized to expense through December 2018.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

	2018	2017
Risk-free interest rate	1.5%	1.5%
Expected life of the options	4.8 to 6.5 years	4.8 to 6.5 years
Expected volatility	150%	150%
Expected dividend yield	0%	0%

As at March 31, 2018, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2017	36,667
Less: Exercised	-
Less: Expired	-
Add: Issued	-
March 31, 2018	36,667

Warrants (Note 6)	28,333
Exercise Price	$7.88
Expiration Date	September 8, 2015 to September 8, 2020
Warrants (Note 5)	8,334
Exercise Price	**
Expiration Date	June 30, 2016 to June 30, 2019

** Lessor of: $2.46 or $2.88 or any price of equity linked instruments issued by the Company while the warrant is issued and outstanding

During the three month period ended March 31, 2018, nil warrants expired unexercised.

Note 9 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director

Consulting services from Officer

Consulting services provided by the officer for the three months ended March 31, 2018 and 2017

	March 31, 2018		March 31, 2017

President, Chief Executive Officer and Chief Financial Officer	$	nil	$27,890

Note 10- Stockholders’ Deficiency

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

Effective as of February 22, 2017, the Company amended its Articles of Incorporation to increase its authorized capital stock from 125,000,000 to 500,000,000 shares, of which 495,000,000 will be common stock and 5,000,000 will be preferred stock, of which, 1,000 shares have been previously designated as Series A Preferred Stock (the “Series A Preferred Stock”) and effected a 1 for 30 reverse stock split of its issued and outstanding shares of common stock. The number of shares outstanding prior to the reverse stock split was 68,976,690, and was converted into 2,299,223 number of shares. All per share amounts and number of shares in the condensed interim financial statements and related notes have been retroactively restated to reflect the reverse stock split.

Common Stock

Common Shares Issued for Cash

No common shares were issued for cash during the three months ended March 31, 2018.

No common shares were issued for cash during the year ended December 31, 2017.

Common Shares Issued for Non- Cash

During the three months ended March 31, 2018, a total of $7,709 of the June 2016 Note was converted to 868,181 shares of common stock at an average price of $0.00888 per share as follows:

●	On January 25, 2018 $7,709 of June 2016 Note debt was converted to 868,181 shares of common stock at a conversion price of $0.00888 per share.

The related derivative liability of $7,437, as disclosed in Note 6, was transferred to the additional paid-in capital during the period March 31, 2018.

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

Note 11 - Subsequent Events

The Company’s management has evaluated subsequent events up to December 18, 2018 the date the condensed interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

The Company obtained financing of $39,441 from a related party to settle outstanding accounts payable. The balance is unsecured, non-interest bearing and repayable on demand.

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

The following discussion should be read in conjunction with our condensed interim financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“period 2017” – 3 months period ended March 31, 2017

●	“period 2018” – 3 months period ended March 31, 2018

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2018 AND MARCH 31, 2017

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed interim financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the condensed interim financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

Total revenue was nil for period 2018 and period 2017. The Company currently cannot predict when the Company will become revenue producing.

Operating Expenses

Total operating expenses for period 2018 decreased $130,917 compared to period 2017 mainly as a result of a decreases in option expenses to a consultant, research and development, consulting and general and administrative.

Other Income (Expenses)

Other expenses for period 2018 increased by $404,657 compared to period 2017, as a result of a large increase in interest expense due to our convertible notes payable being in default effective October 1, 2017.

The net loss for period 2018 was $630,533, an increase of $273,740 compared to period 2017, as a result of an increase in other expenses, partially offset by a decrease in operating expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2018 our working capital deficit amounted to $2,612,615 an increase of $590,317 as compared to $2,022,298 as of December 31, 2017. This increase is primarily a result of a decrease in cash and increases in accounts payable and notes payable and derivative liabilities.

Net cash used in operating activities was $409 during period 2018 compared to $98,326 in period 2017. The decrease in cash used in operating activities is primarily attributable to our net loss and derivative liabilities, offset by an increase in our interest expense and accounts payable.

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

Current and Future Financings

Current Indebtedness

Following is an analysis of convertible debt issued to Old Main Capital and SBI Investments at March 31, 2018:

March 31, 2018
Contractual balance	$1,117,399
Less unamortized discount	(23,960)

Convertible debt	$1,093,439

The above amount does not include accrued interest to March 31, 2018 of $965,911. The Company is in default under the terms and conditions of the convertible debt issued to Old Main Capital and SBI.

Going Concern Consideration

We have been in the development stage since our inception on June 4, 2012 and continue to incur significant losses. We had an accumulated deficit of $6,614,443 as of March 31, 2018 and $409 in cash was used in operating activities. In addition, the Company is in default on convertible debt obligations of $1,093,439. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2017, our auditor included a statement that as a result of our deficit accumulated during the development stage at December 31, 2017, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2018, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our condensed interim financial statements included elsewhere in this Quarterly Report on Form 10Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2018, for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2018:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to derivative liability treatment and for other accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting for derivative liability treatment discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our condensed interim financial statements which could lead to a restatement of those condensed interim financial statements.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2018 $7,709 of June 2016 Note debt was converted to 868,181 shares of common stock at a conversion price of $0.00888 per share.

The above shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 13, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on January 6, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.1(c)	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on December 28, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017).

3.1(d)	Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on February 23, 2017 (incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C filed on March 16, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 4, 2013).

4.1	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

4.3	Promissory Note dated as of September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.4	Common Stock Purchase Warrant dated as of September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.5	10% Convertible Promissory Note in the original principal amount of $296,153 dated March 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.6	Amendment No. 1 dated March 9, 2016 to Convertible Promissory Note dated September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.7	8% Convertible Promissory Note in the principal amount of $250,000 dated March 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.8	10% Convertible Promissory Note in the principal amount of $87,912 dated June 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.9	Amendment dated June 9, 2016 to $296,153 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.10	Amendment dated June 9, 2016 to $250,000 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.11	Promissory Note dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.12	Series A Common Stock Purchase Warrant dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.13	Series B Common Stock Purchase Warrant dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.14	10% Convertible Promissory Note dated April 7, 2017 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

4.15	10% Convertible Promissory Note dated April 7, 2017 issued by LifeLogger Technologies Corp. to SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

10.1*	Asset Purchase Agreement dated January 9, 2018, between LifeLogger Technologies Corp. and Sage Exploration & Production, Inc.

31.1*	Section 302 Certificate of Principal Executive Officer.

31.2*	Section 302 Certificate of Principal Financial Officer.

32.1*	Section 906 Certificate of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOGGER TECHNOLOGIES CORP.

Dated: December 18, 2018	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)