Form 10-Q
period 2018-09-30
Lifelogger Technologies Corp
filed 2018-12-27
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 27, 2018
Common Stock, $0.001 par value	9,640,915

LIFELOGGER TECHNOLOGIES CORP.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

Condensed Interim Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017 (Audited)	F-1

Condensed Interim Statements of Operations for the three and nine months ended September 30, 2018 and September 30, 2017 (Unaudited)	F-2

Condensed Interim Statements of Changes in Stockholders’ Deficiency for the nine months ended September 30, 2018 (Unaudited) and December 31, 2017 (Audited)	F-3

Condensed Interim Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited)	F-4

Notes to the Condensed Interim Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION	5

Item 1. Legal Proceedings	5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3. Defaults Upon Senior Securities	5

Item 4. Mine Safety Disclosure	6

Item 5. Other Information	6

Item 6. Exhibits	6

SIGNATURES	8

LIFELOGGER TECHNOLOGIES CORP.

CONDENSED INTERIM BALANCE SHEETS

	As at
	September 30, 2018	December 31, 2017
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$102	$781
Prepaid expenses	-	2,000
Deferred financing costs	-	683

Total current assets,	102	3,464

Total Assets	102	3,464

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable (Note 4)	177,621	129,295
Accrued expenses on convertible notes payable	1,169,866	467,733
Convertible notes payable, net of unamortized discount of $12,804 and (2017 - $44,074) (Note 5)	1,104,595	1,081,034
Derivative liability - notes and warrants (Note 6)	449,925	347,700

Total current liabilities	2,902,007	2,025,762

Total liabilities	2,902,007	2,025,762

Stockholders’ Deficiency:

Preferred stock par value $0.001: 5,000,000 shares authorized;
Preferred Shares Series A 1,000 and 0 shares issued and outstanding, respectively (Note 10)	1	1
Common stock par value $0.001: 495,000,000 shares authorized;
9,640,915 and 8,772,734 shares issued and outstanding, respectively (Note 10)	9,642	8,774
Additional paid-in capital	4,056,007	3,952,837
Accumulated deficit	(6,967,555)	(5,983,910)

Total stockholders’ deficiency	(2,901,905)	(2,022,298)

Total Liabilities and Stockholders’ Deficiency	102	3,464

Subsequent events (Note 11)

See accompanying notes to the condensed interim financial statements.

LIFELOGGER TECHNOLOGIES CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross margin	-	-	-	-

Operating Expenses:
Research and development	-	3,938	-	12,726
Consulting -related parties (Note 9)	-	25,200	-	75,600
Consulting - other	-	20,500	-	68,553
Option expense - consulting - other	31,911	79,373	95,733	238,119
General and administrative	16,129	19,611	51,005	100,433

Total operating expenses	48,040	148,622	146,738	495,431

Loss from operations	(48,040)	(148,622)	(146,738)	(495,431)

Other income (expenses)
Change in fair value of derivative-warrants (Note 6)	-	-	-	5,561
Change in fair value of derivative-notes (Note 6)	(36,484)	20,848	(102,821)	(97,184)
Loss on disposal of asset	-	(6,457)	-	(6,457)
Interest expense	(106,042)	(34,984)	(734,087)	(217,677)

Total other expenses	(142,526)	(20,593)	(836,908)	(315,757)

Loss before income tax provision	(190,565)	(169,215)	(983,645)	(811,188)

Income tax provision	-	-	-	-

Net Loss	$(190,565)	$(169,215)	$(983,645)	$(811,188)

Net Loss Per Common Share:
- Basic and Diluted	$(0.02)	$(0.03)	$(0.10)	$(0.20)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	9,640,915	6,665,756	9,561,411	4,093,181

See accompanying notes to the condensed interim financial statements.

LIFELOGGER TECHNOLOGIES CORP.

CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND YEAR ENDED DECEMBER 31, 2017

	Preferred stock par value $0.001		Common stock par value $0.001		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Number of Shares	Amount $	Number of Shares	Amount $	Capital $	Deficit $	(Deficiency) $
	(a)		(a)
Balance, December 31, 2016	-	-	2,063,151	$2,063	$3,365,116	$(4,594,037)	$(1,226,858)

Preferred stock issued	1,000	1	-	-	-	99	100
Common stock issued on conversion of convertible notes payable (Note 10)	-	-	6,709,583	6,711	301,871	-	308,582
Options granted for consultant (Note 8)	-	-	-	-	285,850	-	285,850
Net loss	-	-		-	-	(1,389,972)	(1,389,972)

Balance, December 31, 2017	1,000	1	8,772,734	8,774	3,952,837	(5,983,910)	(2,022,298)

Common stock issued on conversion of convertible notes payable (Note 10)	-	-	868,181	868	7,437	-	8,305
Options granted for consultant (Note 8)	-	-	-	-	95,733	-	95,733
Net loss	-	-	-	-	-	(983,645)	(983,645)

Balance, September 30, 2018 (unaudited)	1,000	1	9,640,915	9,642	4,056,007	(6,967,555)	(2,901,905)

(a) Common shares are after reverse stock split of 30:1 as explained in Note 1

See accompanying notes to the condensed interim financial statements.

LIFELOGGER TECHNOLOGIES CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2018	September 30, 2017

Operating Activities:
Net loss	$(983,645)	$(811,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	-	384
Loss on disposal of asset	-	6,457
Options issued - consulting	95,733	238,119
Interest expense recognized through accretion of discount on debt	31,269	139,134
Interest expense recognized through amortization of deferred financing costs	683	13,444
Change in fair value of derivative liabilities-notes	102,821	97,184
Change in fair value of derivative liabilities-warrants	-	(5,561)
Changes in Operating Assets and Liabilities:
Prepaid expenses	2,000	(4,134)
Accounts payable	48,327	106,636
Accrued expenses on convertible notes payable	702,133	-

Net Cash Used in Operating Activities	(679)	(219,525)

Financing Activities:
Issuance of preferred stock	-	100
Proceeds from note payable	-	121,000
Payment of deferred financing costs	-	(2,500)

Net Cash Provided by Financing Activities	-	118,600

Net Change in Cash	(679)	(100,925)

Cash - Beginning of Reporting Period	781	101,041

Cash - End of Reporting Period	$102	$116

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-

Income Tax Paid	$-	$-

Supplemental Cash Flow Information

Issuance of common stocks for settlement of convertible notes payable	$8,305	$146,628

See accompanying notes to the condensed interim financial statements.

LIFELOGGER TECHNOLOGIES CORP.

SEPTEMBER 30, 2018

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

There were 200,000 options outstanding as of September 30, 2018 (September 30, 2017 – 200,000).

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

Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. The Company excluded 200,000 shares of their common stock issuable upon exercise of options and 36,667 shares of their common stock issuable upon exercise of warrants as of September 30, 2018 as their effect was anti-dilutive.

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

As reflected in the condensed interim financial statements, the Company had an accumulated deficit of $6,967,555 at September 30, 2018, a net loss of $983,645 and net cash used of $679 in operating activities for the nine month period ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Accounts Payable

	As at September 30, 2018 ($)	As at December 31, 2017 ($)
Trade accounts payable	$153,314	$104,988
Other payable	24,307	24,307
	$177,621	$129,295

Trade accounts payable include $28,623 (2017: $28,623) due to an executive of the Company. The payable balance arose primarily due to consulting charges. The payable is unsecured, non-interest bearing and due on demand.

Trade accounts payable include $12,917 (2017: $nil) due to a related party. The payable balance arose primarily due to financing received from a related party to settle outstanding accounts payable. The payable is unsecured, non-interest bearing and due on demand.

Note 5 – Convertible Notes Payable

a. Convertible Notes Payable

The movement in convertible notes payable is as follows:

		Original amount	Unamortized discount	Guaranteed interest accrued	Net settlement	September 30, 2018	December 31, 2017
Opening as of January 1, 2016		$-	$-	$-	$-	$-	$189,921
Conversion on opening balance	(i)	-	-	-	-	-	(189,921)
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(180,908)	130,053	130,053
Issued: June 9, 2016	(iv)	87,912	-	4,396	-	92,308	92,308
Issued: June 30, 2016	(v)	550,000	(8,956)	22,000	(99,713)	463,331	471,040
Issued: April 11, 2017	(vi)	19,167	-	958	-	20,125	15,983
Issued: April 11, 2017	(vii)	19,167	-	958	-	20,125	15,983
Issued: May 2, 2017	(vi)	14,444	-	722	-	15,166	12,275
Issued: May 2, 2017	(vii)	14,444	-	722	-	15,166	12,277
Issued: June 1, 2017	(vi)	15,000	-	750	-	15,750	12,432
Issued: June 1, 2017	(vii)	15,000	-	750	-	15,750	12,432
Issued: August 8, 2017	(vi)	12,778	(566)	639	-	12,851	10,516
Issued: August 8, 2017	(vii)	12,778	(567)	639	-	12,850	10,515
Issued: September 1, 2017	(vi)	11,667	(725)	584	-	11,526	9,673
Issued: November 15, 2017	(vi)	10,278	(996)	514	-	9,796	7,773
Issued: November 15, 2017	(vi)	10,278	(994)	514	-	9,798	7,774

Ending as of September 30, 2018		$1,339,066	$(12,804)	$58,954	$(280,621)	1,104,595
Ending as of December 31, 2017		$1,339,066	$(44,074)	$58,954	$(272,912)	$-	$1,081,034

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

As at September 30, 2018 the Company owed $250,000 (December 31, 2017 - $250,000) in principal and the accrued interest is $305,621 (December 31, 2017 - $123,208), which consists of the guaranteed interest accrued of $10,000 (December 31, 2017 - $10,000) included in the convertible notes balance and the remainder of $295,621 (December 31, 2017 - $113,208) is recorded in accrued expenses on convertible notes payable, which includes the interest accrued and penalty charges.

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

As at September 30, 2018 the Company owes $115,245 (December 31, 2017 - $115,245) in principal and the accrued interest is $179,466 (December 31, 2017 - $82,711), which consists of the guaranteed interest accrued of $14,808 (December 31, 2017 - $14,808) included in the convertible notes balance and the remainder of $164,658 (December 31, 2017 - $62,903) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty charges.

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

As at September 30, 2018 the Company owes $87,912 (December 31, 2017 - $87,912) in principal and the accrued interest is $108,531 (December 31, 2017 - $44,038), which consists of the guaranteed interest accrued of $4,396 (December 31, 2017 - $4,396) included in the convertible notes balance and the remainder of $104,135 (December 31, 2017 - $39,642) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

The Note can be prepaid by the Company at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon SBI’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, the company will pay interest at 24%. As at September 30, 2018, there were no prepayments made on the Note. During the nine months ended September 30, 2018, $7,709 (December 31, 2017 – $92,004) of the principal balance had been converted into equity shares. Refer to Note 10 for further details.

As at September 30, 2018 the Company owes $450,287 (December 31, 2017 - $457,996) in principal and the accrued interest is $471,184 (December 31, 2017 - $217,448), which consists of the guaranteed interest accrued of $22,000 (December 31, 2017 - $22,000) included in the convertible notes balance and $449,184 (December 31, 2017 - $195,448) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

As at September 30, 2018 the Company owes $83,333 (December 31, 2017 - $83,333) in principal and the accrued interest is $88,257 (December 31, 2017 - $31,923), which consists of the guaranteed interest accrued of $4,167 (December 31, 2017 - $4,167) included in the convertible notes balance and $84,091 (December 31, 2017 - $27,757) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty.

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

As at September 30, 2018 the Company owes $71,667 (December 31, 2016 – 71,667) in principal and the accrued interest is $72,176 (December 31, 2017 - $27,359), which consists of the guaranteed interest accrued of $3,583 (December 31, 2017 - $3,583) included in the convertible notes balance and $55,227 (December 31, 2017 – $23,775) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the nine months ended September 30, 2018:

Description	Derivative Liabilities
Fair value at December 31, 2016	$240,955
Change due to Issuances	55,316
Change due to Exercise/Conversion	(128,111)
Change in Fair Value of warrants and notes	179,540
Fair value at December 31, 2017	$347,700
Change due to Exercise/Conversion	(596)
Change in Fair Value of warrants and notes	102,821
Fair value at September 30, 2018	$449,925

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	September 30, 2018	December 31, 2017
Dividend yield	0.00%	0.00%
Risk-free rate for term	1.93-2.33%	1.08-1.53%
Volatility	335.9%-387.2%	279%-446%
Maturity dates	0.50-1.94 years	0.50-2.69 years
Stock Price	0.0066	0.0135-.0189

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2018, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$449,925	$102,821
Fair Value at September 30, 2018	$-	$-	$449,925	$102,821

Derivatives	$-	$-	$347,700	$(179,540)
Fair Value at December 31, 2017	$-	$-	$347,700	$(179,540)

Note 8 – Stock Options:

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2017	200,000	$3.00
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2018	200,000	$3.00	1.0	$-
Exercisable, September 30, 2018	-	$-	-	$-

The exercise price for options outstanding and exercisable at September 30, 2018 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price	Number of Options	Exercise Price
200,000	$3.00	-	$-
200,000		-

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $31,911 and $95,733, included in operating expenses, during the three and nine months ended September 30, 2018, and $285,850 during the year ended December 31, 2017. At September 30, 2018, the unamortized stock option expense was $10,636 (December 31, 2017 - $106,369) which will be amortized to expense through December 2018.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

	2018	2017
Risk-free interest rate	1.5%	1.5%
Expected life of the options	4.8 to 6.5 years	4.8 to 6.5 years
Expected volatility	150%	150%
Expected dividend yield	0%	0%

As at September 30, 2018, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2017	36,667
Less: Exercised	-
Less: Expired	-
Add: Issued	-
September 30, 2018	36,667

Warrants (Note 6)	28,333
Exercise Price	$7.88
Expiration Date	September 8, 2015 to September 8, 2020
Warrants (Note 5)	8,334
Exercise Price	**
Expiration Date	June 30, 2016 to June 30, 2019

** Lessor of: $2.46 or $2.88 or any price of equity linked instruments issued by the Company while the warrant is issued and outstanding

During the nine month period ended September 30, 2018, nil warrants expired unexercised.

Note 9 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director

Consulting services from Officer

Consulting services provided by the officer for the nine months ended September 30, 2018 and 2017

	September 30, 2018		September 30, 2017

President, Chief Executive Officer and Chief Financial Officer	$	nil	$75,600

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

Common Stock

Common Shares Issued for Cash

No common shares were issued for cash during the nine months ended September 30, 2018.

No common shares were issued for cash during the year ended December 31, 2017.

Common Shares Issued for Non- Cash

During the nine months ended September 30, 2018, a total of $7,709 of the June 2016 Note was converted to 868,181 shares of common stock at an average price of $0.00888 per share as follows:

●	On January 25, 2018 $7,709 of June 2016 Note debt was converted to 868,181 shares of common stock at a conversion price of $0.00888 per share.

The related derivative liability of $7,437, as disclosed in Note 6, was transferred to the additional paid-in capital during the period ended September 30, 2018.

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

Note 11 - Subsequent Events

The Company’s management has evaluated subsequent events up to December 27, 2018 the date the condensed interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

The Company obtained financing of $36,524 from a related party to settle outstanding accounts payable. The balance is unsecured, non-interest bearing and repayable on demand.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“period 2017” – 9 months period ended September 30, 2017

●	“period 2018” – 9 months period ended September 30, 2018

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

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

Operating Expenses

Total operating expenses were $48,040 and $148,622 for the three months ended September 30, 2018 and 2017, respectively. Total operating expenses were $146,738 and $495,431 for the nine months ended September 30, 2018 and 2017, respectively. Total operating expenses during the nine months decreased by $348,693 compared to 2017 mainly as a result of a decreases in option expenses to a consultant, research and development, consulting and general and administrative.

Other Income (Expenses)

Other expenses for the nine month period ended September 30, 2018 increased by $521,151 compared to the nine month period ended September 30, 2017, as a result of a large increase in interest expense due to our convertible notes payable being in default effective October 1, 2017.

Net Loss

The net loss for the nine month period ended September 30, 2018 was $983,645, an increase of $172,457 compared to period 2017, as a result of an increase in other expenses, partially offset by a decrease in operating expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2018 our working capital deficit amounted to $2,901,905 an increase of $879,607 as compared to $2,022,298 as of December 31, 2017. This increase is primarily a result of a decrease in cash and increases in accounts payable and notes payable and derivative liabilities.

Net cash used in operating activities was $679 during period 2018 compared to $219,525 in period 2017. The decrease in cash used in operating activities is primarily attributable to our net loss and derivative liabilities, offset by an increase in our interest expense and accounts payable.

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

Current and Future Financings

Current Indebtedness

Following is an analysis of convertible debt issued to Old Main Capital and SBI Investments at September 30, 2018:

September 30, 2018
Contractual balance	$1,117,399
Less unamortized discount	(12,804)

Convertible debt	$1,104,595

The above amount does not include accrued interest to September 30, 2018 of $1,169,866. The Company is in default under the terms and conditions of the convertible debt issued to Old Main Capital and SBI.

Going Concern Consideration

We have been in the development stage since our inception on June 4, 2012 and continue to incur significant losses. We had an accumulated deficit of $6,967,555 as of September 30, 2018 and $679 in cash was used in operating activities. In addition, the Company is in default on convertible debt obligations of $1,104,595. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2018, we have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2018, for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2018:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIFELOGGER TECHNOLOGIES CORP.

Dated: December 27, 2018	By:	/s/ Stewart Garner
Stewart Garner
Chief Executive Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)