Form 10-K
period 2018-12-31
CAPITAL PARK HOLDINGS CORP.
filed 2019-04-15
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55505

CAPITAL PARK HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-5523835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8117 Preston Road, Suite 300, Dallas, Texas	75225
(Address of principal executive offices)	(Zip Code)

(972) 525-8546

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

Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2018 was approximately $144,614.

The number of shares of the registrant’s Common Stock issued and outstanding was 9,640,915 shares as of March 29, 2019.

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

PART I

ITEM 1. BUSINESS

Overview:

Capital Park Holdings Corp., which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” commenced its current business operations in January 2019. Previously, our name was LifeLogger Technologies Corp., which was incorporated in Nevada on June 4, 2012 under the original name Snap Online Marketing Inc. The Company converted to a Delaware corporation and changed its name to Capital Park Holdings Corp. effective April 10, 2019.

The Company is structured as a holding company with a business strategy focused on owning subsidiaries engaged in a number of diverse business activities. We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business.

Business Strategy and Core Strengths

Our operating businesses are managed on a decentralized basis with there essentially being no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by the Company’s corporate headquarters in the day-to-day business activities of the operating businesses. The Company’s corporate senior management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring our corporate governance practices, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed.

The Company’s activities are managed by a small company staff that seeks out attractive investment opportunities; delegates responsibilities to competent and motivated managers; sets operating subsidiary goals; assists managers in the achievement of those goals; defines risk parameters and appropriate incentive schemes and monitors progress against long-term objectives.

We believe that our outlook on length of ownership and active management on our part may alleviate the concern that many stakeholders in potential control transactions may have with regard to their businesses going through multiple sale processes in a short period of time. We believe this outlook reduces both the risk that securities or whole businesses may be sold at unfavorable points in the overall market cycle and enhances our ability to develop a comprehensive strategy to grow the earnings and cash flows of each of our businesses, which we expect will better enable us to meet our long-term corporate objectives of increasing shareholder value.

Our objective is to grow intrinsic value per share at an attractive rate by retaining capital to reinvest in the productive capabilities of our current subsidiaries, make opportunistic investments, and/or invest in new, anticipated durable earnings streams. Each of these options for capital will be compared to one another on a regular basis, and capital will be deployed according to our management’s judgment as to where it believes allocated capital has the potential to achieve the best long-term return.

Our Strategy

We will seek to focus on acquiring operating businesses and securities that (a) can be purchased at a discount to intrinsic value, (b) are managed by competent and incentivized management teams, (c) offer reasonable downside protection and (d) directly contribute to the Company’s strategic goals. Over time, we believe that a focus on these objectives should allow us to consistently deliver targeted investment returns. We will target investments into businesses that we believe (i) operate in industries with stable long-term operating profiles, (ii) present a stable unlevered free cash flow profile, (iii) have the ability to quickly adapt to changing economic cycles, and (iv) face minimal threats of technological or competitive obsolescence. We will largely target investments in businesses headquartered or with significant operations in North America.

We believe that an investment strategy focused on these industries with a value investing orientation should continue to present attractive investment opportunities that allow us to build a less correlated portfolio of operating assets that provide shareholders with exposure to a mix of growth and acyclical operating assets that allow us to maximize shareholder value.

Management Strategy

Our management strategy involves the financial and operational management of the businesses that we own in a manner that seeks to grow earnings and cash flow and, in turn, to increase shareholder value. In general, we will oversee and support the management teams of each of our businesses by, among other things:

i.	recruiting and retaining talented managers to operate our businesses by using structured incentive compensation programs, including minority equity ownership, tailored to each business;

ii.	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

iii.	assisting management in their analysis and pursuit of prudent organic growth strategies;

iv.	identifying and working with management to execute on attractive external growth and acquisition opportunities; and

v.	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

Investment Strategy

Our investment strategy centers around our ability to consistently seek to acquire securities and/or companies at a discount to intrinsic value as determined by various metrics, including without limitation, replacement cost, break-up value, cash flow and earnings power and liquidation value.

We utilize a process-oriented, research-intensive, value-based investing approach. This approach generally involves three (3) critical steps: (i) fundamental credit, valuation, capital structure and security analysis; (ii) intense analysis of fulcrum issues, such as litigation, taxes and regulation, that often affect valuation; and (iii) a deep understanding and analysis of contextual factors that often affect the risk-adjusted attractiveness of an investment position. This approach focuses on exploiting market price dislocations that create attractive buying opportunities. These dislocations may be caused by such factors as broad-based market drawdowns; busted auction processes; out of favor, short term industry perceptions; market euphoria; litigation; complex contingent liabilities; corporate malfeasance and weak corporate governance; general bearish economic conditions; and / or complex and inappropriate capital structures.

While we will principally focus on deploying a material portion of our investable capital into acquiring controlling interests in privately held and/or thinly traded middle market operating businesses, we may employ a number of acquisition strategies and are permitted to invest across a variety of industries and types of securities including: (i) publicly traded equities; (ii) publicly traded bonds and privately issued, non-investment grade debt, bank debt and other corporate obligations; and (iii) privately issued and publicly traded structured equity and other preferred equity securities.

Business Strategy:

The key elements of our business strategy include the following:

Seek to Acquire Undervalued Assets. We intend to continue to make investments in businesses that we believe are undervalued and have potential for growth. We also seek to capitalize on investment opportunities arising from market inefficiencies, economic or market trends that have not been identified and reflected in market value, or complex or special situations. Certain opportunities may arise from companies/assets that experience busted sell-side auction processes, disappointing financial results, liquidity or capital needs, lowered credit ratings, revised industry forecasts or legal complications. We may acquire businesses or assets directly or we may establish an ownership position through the purchase of debt or equity securities in the open market or in privately negotiated transactions.

Utilize a Low-Cost Model. We believe our low overhead model allows us to more effectively utilize excess cash flows from our portfolio of operating businesses and securities to enhance shareholder value through efficient capital allocation activities.

Internal Resources and External Network Sufficient to Drive Accretive Opportunities. We believe our internal management team and their strong relationships with industry executives, accountants, attorneys, business brokers, commercial and investment bankers, and other potential sources of acquisition opportunities offer us a strong pipeline of opportunities. Additionally, the flexibility, creativity, experience and expertise of our management team in structuring transactions allows us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.

Drive Accountability and Financial Discipline in the Management of our Business. Our management team is accountable directly to our Board of Directors and has day-to-day responsibility for general oversight of our business and for capital allocation decisions of our operating businesses. We continually evaluate our operating subsidiaries with a view towards maximizing value and cost efficiencies, bringing an owner’s perspective to our operating businesses. In each of these businesses, we look for senior management teams with the expertise to run their businesses and boards of directors to oversee the management of those businesses. Each management team is responsible for the day-to-day operations of its businesses and directly accountable to its board of directors.

Patents and Trademarks

We own the trademark for “LL Life Logger,” “LifeLogger,” and “What’s Your Story.” These trademarks are registered in the United States and a trademark for “Life Logger” has been registered in the European Union.

Employees

As of December 31, 2018, we had no full-time employees.

Our Corporate History and Recent Developments

We were originally incorporated under the laws of the State of Nevada as Snap Online Marketing Inc. on June 4, 2012 and subsequently changed our name to Lifelogger Technologies Corp., which we refer to as “Lifelogger.” On April 10, 2019, we reincorporated as a Delaware corporation and changed our name to Capital Park Holdings Corp. Our principal business address is 8117 Preston Road, Suite 300, Dallas, Texas 75225, and our telephone number is (972) 525-8546. We registered as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on April 26, 2013. In 2014, we were listed for trading on the OTCQX under the trading symbol “LOGG.” Pursuant to the conversion of the Company to a Delaware corporation under a new name, as stated below, we anticipate registering a new trading symbol on the OTCQX.

On January 9, 2019, Capital Park Opportunities Fund LP, which we refer to as “Capital Park Opportunities Fund,” acquired (i) from SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”) and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main,” together with SBI, the “Selling Shareholders”) 335,183 shares of the Company’s common stock (the “Common Stock”) owned by the Selling Shareholders and (ii) from Stewart Garner (the “Series A Preferred Stock Holder”) 1,000 shares of the Company’s Series A Preferred Stock (the “Preferred Stock”), collectively representing 84.4% of the voting power of the Company’s voting stock. Capital Park Opportunities Fund is managed by Eric Blue, our Chairman, Chief Executive Officer (“CEO”) and Chief Investment Officer (“CIO”).

On January 9, 2019, Eric C. Blue was elected as our sole director, CEO and CIO. On March 13, 2019, the Board of Directors of the Company appointed Mike Kubic of The CFO Suite, LLC to be the Interim Chief Financial Officer of the Company.

On April 10, 2019, we converted from a Nevada corporation to a Delaware corporation and adopted new bylaws and a new certificate of incorporation, which amended and restated the company’s Articles of Incorporation in Nevada. Under the new certificate of incorporation, we effected a 7:1 reverse stock split of our Class A common stock and created an additional series of our stock now named Class B common stock, par value $0.001 per share. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only difference between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

Corporate Structure

The Company is structured as a Delaware corporation that we expect to be treated as a corporation for U.S. federal income tax purposes. Your rights as a holder of shares, and the fiduciary duties of the Company’s Board of Directors and executive officers, and any limitations relating thereto are set forth in the documents governing the Company and may differ from those applying to a Delaware corporation. However, the documents governing the Company specify that the duties of its directors and officers will be generally consistent with the duties of a director of a Delaware corporation.

The Company’s Board of Directors will oversee the management of the Company and our businesses. Initially, the Company’s Board of Directors will be comprised of five (5) directors, with three (3) of those directors appointed by holders of the Company’s Class A common stock and two (2) of those directors appointed by holders of the Company’s Class B common stock, and at least three (3) of whom will be the Company’s independent directors.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in a shared executive office suite at 8117 Preston Road, Suite 300, Dallas, Texas, 75225 on a month-to-month basis.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2017 and 2018. This information was obtained from the OTC Pink and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2017
December 31, 2017	$0.03	$0.01
September 30, 2017	$0.04	$0.01
June 30, 2017	$0.14	$0.02
March 31, 2017	$0.60	$0.03

Fiscal Year 2018
December 31, 2018	$0.02	$0.01
September 30, 2018	$0.02	$0.01
June 30, 2018	$0.03	$0.01
March 31, 2018	$0.04	$0.01

As of December 31, 2018, there were approximately 6 record holders, an unknown number of additional holders whose stock is held in “street name” and 9,640,915 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Issuances of Common Stock upon Conversion of Notes:

On January 25, 2018 $7,709 of the June 2016 Note debt was converted to 868,161 shares of common stock at a conversion price of $0.00888 per share.

The above shares of our common stock were issued in reliance on the exemption from registration provided by Sections 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act “).

Issuance of Convertible Notes:

On January 9, 2019, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”), and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main”). Pursuant to the Conversion Agreement, SBI converted $916,666.67 of principal and accrued interest owed to SBI by the Company pursuant to a promissory note into 54,000 shares (the “SBI Conversion Shares”) of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), in full satisfaction of such obligation. Pursuant to the Conversion Agreement, Old Main converted $733,333.33 of principal and accrued interest owed to Old Main by the Company pursuant to a promissory note into 42,429 shares (the “Old Main Conversion Shares”) of the Company’s Series B Preferred Stock in full satisfaction of such obligation. The SBI Conversion Shares and the Old Main Conversion Shares represent 100% of the Company’s outstanding shares of Series B Preferred Stock and until such time as a share of Series B Preferred Stock is converted into a share of common stock shall represent a class of non-voting securities. The issuance of the SBI Conversion Shares and the Old Main Conversion Shares will not result in a change of control of the Company.

The issuance of the SBI Conversion Shares to SBI, who is an accredited investor, and the issuance of the Old Main Conversion Shares to Old Main, who is an accredited investor, were each exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“fiscal 2017” – January 1, 2017 through December 31, 2017

●	“fiscal 2018” – January 1, 2018 through December 31, 2018

The Company

Prior to the January 9, 2019 transaction discussed in Note 11 “Subsequent Events” to our consolidated financial statements, we were a lifelogging software company that developed and hosted a proprietary cloud-based software solution accessible on iOS and Android devices that offers an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and providing a platform that makes it easy to find and use that data when viewing or sharing media.

Following the launch of our private beta version of the LifeLogger platform in August 2015 to users who expressed interest for exclusive testing with their iOS and Android devices, we launched an open public version during the first quarter of 2016. This release had the primary value proposition built in with geo-coordinates, face detection, playback with interactive map, social engagement features that enable easy sharing and ability to “like” other postings. Among the uses of our platform were the ability to share a video of a customer’s vacation in Europe with others that is integrated with an interactive map showing the viewer where the video is taking place, allowing the viewer to seamlessly switch to the map view and even show additional views of those locations and other media taken by other people nearby. The end result was designed to provide an enhanced media experience much richer than just sharing the video alone.

Subsequent to January 9, 2019, as discussed in Note 11 “Subsequent Events” to our consolidated financial statements, in addition to its lifelogging software business, the Company has been structured as a holding company with a business strategy focused on owning subsidiaries engaged in a number of diverse business activities.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The company had no revenues in fiscal 2018 nor 2017. The Company currently cannot predict when the Company will become revenue producing.

Operating Expenses

Total operating expenses for fiscal 2018 decreased by $398,750 compared to fiscal 2017 mainly as a result of a decreases in option expenses to a consultant, research and development, consulting and general and administrative.

Other Income (Expenses)

Other expenses for fiscal 2018 increased by $153,474 compared to fiscal 2017 as a result of, change in fair value of derivative warrants and notes, partially offset by an increase in interest expense.

The net loss for fiscal 2018 was $1,144,696, a decrease of $245,276 compared to fiscal 2017, as a result of decreases in operating expenses and other expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2018, our working capital deficit amounted to $3,052,319 an increase of $1,030,021 as compared to $2,022,298 as of December 31, 2017. This increase is primarily a result of a decrease in cash and increases in accounts payable and notes payable and derivative liabilities.

Net cash used in operating activities was $781 during fiscal 2018 compared to $237,360 in fiscal 2017. The decrease in cash used in operating activities is primarily attributable to our net loss and derivative liabilities, partially offset by a decrease in options issued for consulting services, interest expense, original issue discount on new financing, commitment fee expense for new debt financing, changes in derivative liabilities.

Net cash provided by financing activities during fiscal 2018 was nil compared to $137,100 in fiscal 2017. The decrease was primarily a result of the reduction in proceeds from the note payable.

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

Current and Future Financings

Current Indebtedness

Following is an analysis of convertible debt issued to Old Main Capital and SBI Investments at December 31, 2018:

December 31, 2018
Contractual balance	$1,117,399
Less unamortized discount	(11,809)

Convertible debt	$1,105,590

The above stated amount does not include the accrued expenses, including default interest and penalties, as at December 31, 2018 of $1,279,052. The Company is in default under the terms and conditions of the convertible debt issued to Old Main Capital and SBI.

Going Concern Consideration

We have been in the development stage since our inception on June 4, 2012 and continue to incur significant losses. We had an accumulated deficit of $7,128,606 as of December 31, 2018 and $781 in cash was used in operating activities. In addition, the Company is in default on convertible debt obligations of $1,117,399. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2018, our auditor included a statement that as a result of our deficit accumulated during the development stage at December 31, 2018, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2018, we have no off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2018 for the reasons discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 because it identified the following material weakness and significant deficiencies:

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

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held

Eric C. Blue	39	Chairman of the Board of Directors, Chief Executive Officer and Chief Investment Officer

Michael Kubic	63	Interim Chief Financial Officer

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board of Directors. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Eric C. Blue Mr. Blue was appointed as a member of the Company’s Board of Directors and as the Company’s Chairman of the Board of Directors, Chief Executive Officer and Chief Investment Officer on January 9, 2019. Mr. Blue brings to the Company over 15 years of private equity, advisory and legal experience and will be responsible for driving the Company’s overall strategy. Prior to joining the Company, Mr. Blue was the founder and managing partner of Capital Park Management Company, a middle market focused private investing platform that focused on control and non-control transactions. In addition to his direct investing experience and prior to founding Capital Park Management Company, Mr. Blue served as an M&A and capital markets attorney as well as an industrials’ focused corporate finance and M&A investment banker. Mr. Blue graduated summa cum laude from Xavier University of Louisiana with a B.S. in finance and graduated with honors from The University of Texas School of Law.

The Company’s Board of Directors appointed Mr. Blue in recognition of the importance of his abilities to assist the Company in expanding its business and the contributions he can make to its strategic direction.

Michael Kubic Mr. Kubic of The CFO Suite, LLC was appointed Interim Chief Financial Officer of the Company on March 13, 2019. Mr. Kubic has over 30 years of experience in accounting for both public and private companies. His accounting background is enhanced by his thorough understanding of matters related to human resources, risk management, treasury and business operations. Mr. Kubic graduated with a bachelor’s degree in accounting from the University of Massachusetts.

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

The Board of Directors does not have standing audit, compensation or nominating committees. The Board of Directors does not believe these committees are necessary based on the size of our company and the current levels of compensation to corporate officers. The Board of Directors will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board of Directors and the Company, to maintain a balance of knowledge, experience and capability.

The Board of Directors’ process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Director Compensation

Our directors do not receive any compensation as directors and there is no other compensation being considered at this time.

Board Oversight in Risk Management

Our Chief Executive Officer, who is our principal executive officer, also serves as Chairman of the Board of Directors, and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board of Directors with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board of Directors. The business and operations of our Company are managed by our Board of Directors as a whole, including oversight of various risks, such as operational and liquidity risks, that our Company faces. Because our Board of Directors includes a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

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

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2018, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2017 and 2018; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2018 and 2017 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018. Compensation information is shown for the fiscal years ended December 31, 2018 and 2017.

2018 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Eric C. Blue,	2018	$-	$-	$-	$-	$-	$-	$-	$-
Chairman of the Board, Chief Executive Officer and Chief Investment Officer

Michael Kubic,	2018	$-	$-	$-	$-	$-	$-	$-	$-
Interim Chief Financial Officer

Stewart Garner,	2018	$-	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer and Chief Financial Officer	2017	$63,000	$-	$-	$-	$-	$-	$12,600	$75,600

(1)	Other compensation consists of an allowance for car, insurance and cell phone expenses.

Employment Agreements with Executive Officers

Eric C. Blue Mr. Blue was appointed as a member of the Company’s Board of Directors and as the Company’s Chairman of the Board of Directors, Chief Executive Officer and Chief Investment Officer on January 9, 2019. The Company has not entered into any compensation arrangements with Mr. Blue.

Michael Kubic Mr. Kubic of The CFO Suite, LLC (“CFO Suite”) was appointed Interim Chief Financial Officer of the Company on March 13, 2019. In connection with Mr. Kubic’s appointment as Interim Chief Financial Officer, the Company previously entered into an engagement letter with CFO Suite for the provision of Mr. Kubic’s services (the “Services Agreement”), which will continue through May 31, 2019 (unless terminated by either party with prior notice) and will continue on a month to month basis thereafter. The Company will pay CFO Suite a fee of $250 per hour for Mr. Kubic’s services, with hours performed in excess of forty (40) hours per week billed at the standard rate plus fifty percent (50%).

Stewart Garner. Effective as of January 1, 2014, we orally agreed to retain Stewart Garner on a consulting basis whereby he agreed to serve as our Chief Executive Officer and a Director. The consulting agreement provides for a base payment of $84,000 per year, a discretionary bonus, a monthly automobile allowance of $1,000 and automobile insurance, medical insurance, cellular phone allowance and reimbursement of business expenses, which includes the use of Mr. Garner’s home office. The consulting agreement is subject to termination by the Company for cause and also in the event of Mr. Garner’s death or disability. In the event of a termination of the agreement for cause or due to death or disability, Mr. Garner would be entitled to his base salary and benefits for the balance of the then existing term. Mr. Garner resigned as the Company’s Chief Executive Officer, Chief Financial Officer and Director on January 9, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of December 31, 2018 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Capital Park Holdings Corp., 8117 Preston Road, Suite 300, Dallas, Texas 75225. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Capital Stock

Name and Address of Beneficial Owner	Common Stock Beneficial Ownership	Percent of Class	Series A Preferred Beneficial Ownership	Percent of Class
Named Executive Officers and Directors:
Stewart Garner (1)	-	-	1,000	100.0%
All executive officers and directors as a group (one person)	-	-	1,000	100.0%

Other 5% Stockholders:
None.

* Less than 1%.

(1)	Each share of Series A Preferred Stock entitles the holder to 50,000 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series A Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting. The holders of the Series A Preferred Stock do not have any conversion rights.

On January 9, 2019, Capital Park Opportunities Fund LP, which we refer to as “Capital Park Opportunities Fund,” acquired (i) from SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”) and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main,” together with SBI, the “Selling Shareholders”) 335,183 shares of the Company’s common stock (the “Common Stock”) owned by Selling Shareholders and (ii) from Stewart Garner (the “Series A Preferred Stock Holder”) 1,000 shares of the Company’s Series A Preferred Stock (the “Preferred Stock”), collectively representing 84.4% of the voting power of the Company’s voting stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stewart Garner	Former Chief Executive Officer, Chief Financial Officer and director

Advances from CEO

From time to time, Stewart Garner, the Company’s former Chief Executive Officer, Chief Financial Officer and sole director, provided advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand. The Company owed Mr. Garner $28,623 at the end of December 31, 2017 and December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by SRCO Professional Corporation for the fiscal years ended December 31, 2017 and 2018.

	2018	2017

Audit Fees	$29,525	$35,500
Audit-Related Fees	$-	$-
Tax Fees	$1,300	$1,300
All Other Fees	-	-
Total	$30,825	$36,800

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of the Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting.

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

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 13, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on January 6, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.1(c)	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on December 28, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017).

3.1(d)	Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on February 23, 2017 (incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C filed on March 16, 2017).

3.1(e)	Certificate of Designation of Series B Preferred Stock filed with the Nevada Secretary of State on January 9, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 15, 2019).

3.1(f)	Plan of Conversion, dated April 10, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

3.1(g)	Articles of Conversion filed with the Nevada Secretary of State on April 10, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

3.1(h)	Certificate of Conversion and Certificate of Incorporation filed with the Delaware Secretary of State on April 10, 2019 (incorporated by reference to Exhibit 3.2 and Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

3.1(i)

Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed with the Delaware Secretary of State on April 10, 2019 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

3.1(j)	Certificate of Designation, Preferences and Rights of Series B Preferred Stock filed with the Delaware Secretary of State on April 10, 2019 (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

3.2(a)	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 4, 2013).

3.2(b)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

4.1	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

4.3	Promissory Note dated as of September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.4	Common Stock Purchase Warrant dated as of September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.5	10% Convertible Promissory Note in the original principal amount of $296,153 dated March 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.6	Amendment No. 1 dated March 9, 2016 to Convertible Promissory Note dated September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.7	8% Convertible Promissory Note in the principal amount of $250,000 dated March 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.8	10% Convertible Promissory Note in the principal amount of $87,912 dated June 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.9	Amendment dated June 9, 2016 to $296,153 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.10	Amendment dated June 9, 2016 to $250,000 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.11	Promissory Note dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.12	Series A Common Stock Purchase Warrant dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.13	Series B Common Stock Purchase Warrant dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.14	10% Convertible Promissory Note dated April 7, 2017 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

4.15	10% Convertible Promissory Note dated April 7, 2017 issued by LifeLogger Technologies Corp. to SBI Investments LLC, 2014-1(incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

10.1	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd. and LifeLogger Technologies Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.2	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and LifeLogger Technologies Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.3	Securities Purchase Agreement dated as of September 24, 2014 between LifeLogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.4	Securities Purchase Agreement dated as of December 8, 2014 between LifeLogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.5	Securities Purchase Agreement dated as of May 7, 2015 between LifeLogger Technologies Corp. and SSID Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015).

10.6	Securities Purchase Agreement dated as of July 20, 2015 between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.7	Securities Purchase Agreement dated as of September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.8	Asset Purchase Agreement dated November 10, 2015 entered into among LifeLogger Technologies Corp., Pixorial, Inc. and Andres Espineira (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.9+	Consulting Agreement dated as of November 10, 2015 between LifeLogger Technologies Corp. and Andres Espineira (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.10+	Stock Option Agreement dated as of November 10, 2015 between LifeLogger Technologies Corp. and Andres Espineira (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.11	Amendment dated November 12, 2015 to Promissory Note and Securities Purchase Agreement dated as of July 20, 2015, between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.12	Securities Purchase Agreement dated March 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

10.13	First Amendment to Asset Purchase Agreement entered into on March 30, 2016 between LifeLogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

10.14	Debt Settlement Agreement dated March 1, 2016 entered into between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2016).

10.15	Amendment No. 2 to Asset Purchase Agreement entered into as of May 3, 2016 by LifeLogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016).

10.16	Stock Redemption Agreement between LifeLogger Technologies Corp. and Consumer Electronics Ventures Corp. dated May 5 May, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2016).

10.17	Amended and Restated Asset Purchase Agreement dated as of June 20, 2016 between LifeLogger Technologies Corp., Pixorial, Inc. and Andres Espiniera (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on June 21, 2016).

10.18	Securities Purchase Agreement dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

10.19	Investment Agreement dated as of February 21, 2017 between LifeLogger Technologies Corp. and Stewart Garner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2017).

10.20	Securities Purchase Agreement between LifeLogger Technologies Corp. and Old Main Capital, LLC dated as of April 7, 2017 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

10.21	Securities Purchase Agreement between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 dated as of April 7, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

10.22	Note Conversion Agreement, dated January 9, 2019, among LifeLogger Technologies Corp., Capital Park Opportunities Fund LP, SBI Investments LLC, 2014-1 and Old Main Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2019).

10.23	Voting and First Refusal Agreement, dated January 9, 2019, among LifeLogger Technologies Corp., Capital Park Opportunities Fund LP, SBI Investments LLC, 2014-1 and Old Main Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2019).

31.1*	Section 302 Certificate of Principal Executive Officer.

31.2*	Section 302 Certificate of Principal Financial Officer.

32.1*	Section 906 Certificate of Principal Executive Officer.

32.2*	Section 906 Certificate of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PARK HOLDINGS CORP.

Date: April 15, 2019	By:	/s/ Eric C. Blue
Eric C. Blue
Chairman of the Board, Chief Executive Officer and Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric C. Blue	Chairman of the Board, Chief Executive Officer and Chief Investment Officer	April 15, 2019
Eric C. Blue	(Principal executive officer)

/s/ Michael Kubic	Interim Chief Financial Officer	April 15, 2019
Michael Kubic	(Principal financial and accounting officer)

LIFELOGGER TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Capital Park Holdings Corp. (formerly known as LifeLogger Technologies Corp.) (the “Company”):

Opinion on the Financial Statements

We have audited the accompanying balance sheets of the Company as of December 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2018 and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2016	CHARTERED PROFESSIONAL ACCOUNTANTS
Richmond Hill, Ontario, Canada	Authorized to practise public accounting by the
April 15, 2019	Chartered Professional Accountants of Ontario

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

BALANCE SHEETS

	As at December 31, 2018	As at December 31, 2017

ASSETS

Current Assets:
Cash	$-	$781
Prepaid expenses	-	2,000
Deferred financing costs	-	683

Total current assets	-	3,464

Total Assets	-	3,464

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable (Note 4)	206,138	129,295
Accrued expenses on convertible notes payable	1,279,052	467,733
Convertible notes payable, net of unamortized discount of $11,809 and (2017 - $44,074) (Note 5)	1,105,590	1,081,034
Derivative liablity - notes and warrants (Note 6)	461,539	347,700

Total current liabilities	3,052,319	2,025,762

Total liabilities	3,052,319	2,025,762

Stockholders’ Deficiency:

Preferred stock par value $0.001: 5,000,000 shares authorized;
Preferreed Shares Series A 1,000 and 1,000 shares issued and outstanding, respectively (Note 10)	1	1
Common stock par value $0.001: 495,000,000 shares authorized; 9,640,915 and 8,772,734 shares issued and outstanding, respectively (Note 10)	9,642	8,774
Additional paid-in capital	4,066,644	3,952,837
Accumulated deficit	(7,128,606)	(5,983,910)

Total stockholders’ deficiency	(3,052,319)	(2,022,298)

Total Liabilities and Stockholders’ Deficiency	-	3,464

Subsequent events (Note 11)

See accompanying notes to the financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

STATEMENTS OF OPERATIONS

	For the Year
	Ended	Ended
	December 31, 2018	December 31, 2017

Revenue	$-	$-

Cost of revenue	-	-

Gross margin	-	-

Operating Expenses:
Research and development	-	12,726
Consulting -related parties	-	75,600
Consulting - other	-	68,553
Option expense - consulting - other	106,370	285,850
General and administrative	79,623	142,014

Total operating expenses	185,993	584,743

Loss from operations	(185,993)	(584,743)

Other income (expenses)
Change in fair value of derivative-warrants (Note 6)	-	5,517
Change in fair value of derivative-notes (Note 6)	(114,435)	(185,057)
Interest expense	(844,268)	(625,689)

Total other expenses	(958,703)	(805,229)

Loss before income tax provision	(1,144,696)	(1,389,972)

Income tax provision (Note 9)	-	-

Net Loss	$(1,144,696)	$(1,389,972)

Net Loss Per Common Share:
- Basic and Diluted	$(0.12)	$(0.26)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	9,581,451	5,252,137

See accompanying notes to the financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

	Preferred stock par value $0.001		Common stock par value $0.0001		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Number of Shares	Amount $	Number of Shares	Amount $	Capital $	Deficit $	(Deficiency) $
	(a)		(a)
Balance, December 31, 2016	-	-	2,063,151	$2,063	$3,365,116	$(4,594,037)	$(1,226,858)

Preferred stock issued	1,000	1	-	-	-	99	100
Common stock issued on conversion of convertible notes payable (Note 10)			6,709,583	6,711	301,871	-	308,582
Options granted for consultant (Note 8)			-	-	285,850	-	285,850
Net loss						(1,389,972)	(1,389,972)

Balance, December 31, 2017	1,000	1	8,772,734	8,774	3,952,837	(5,983,910)	(2,022,298)

Common stock issued on conversion of convertible notes payable (Note 10)			868,181	868	7,437	-	8,305
Options granted for consultant (Note 8)			-	-	106,370	-	106,370
Net loss						(1,144,696)	(1,144,696)

Balance, December 31, 2018	1,000	1	9,640,915	9,642	4,066,644	(7,128,606)	(3,052,319)

See accompanying notes to the financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2018	December 31, 2017

Operating Activities:
Net loss	$(1,144,696)	$(1,389,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	-	384
Loss on disposal of asset	-	6,457
Options issued - consulting	106,370	285,850
Issuance of common stocks for settlement of convertible notes payable	8,305	-
Interest expense recognized through accretion of discount on debt	23,959	94,406
Original issue discount on new financing	-	15,500
Interest expense recognized through amortization of deferred financing costs	683	5,177
Change in fair value of derivative liabilities-notes	114,435	185,057
Change in fair value of derivative liabilities-warrants	-	(5,517)
Changes in Operating Assets and Liabilities:
Prepaid expenses	2,000	(750)
Accounts payable and accrued expenses	76,843	114,394
Accrued expenses on convertible notes payable	811,319	451,654

Net Cash Used in Operating Activities	(781)	(237,360)

Financing Activities:
Issuance of preferred stock	-	100
Proceeds from note payable	-	137,000

Net Cash Provided by Financing Activities	-	137,100

Net Change in Cash	(781)	(100,260)

Cash - Beginning of Reporting Period	781	101,041

Cash - End of Reporting Period	$-	$781

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-

Income Tax Paid	$-	$-

Supplemental Cash Flow Information

Issuance of common stocks for settlement of convertible notes payable	$8,305	$308,582

See accompanying notes to the financial statements.

CAPITAL PARK HOLDINGS CORP.

For the Years Ended December 31, 2018 and 2017

Notes to the Financial Statements

Note 1 - Organization and Operations

LifeLogger Technologies Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 4, 2012 under the name Snap Online Marketing Inc. The Company changed its name effective as of January 31, 2014 and is a lifelogging software company that developed and hosts a proprietary cloud-based software solution accessible on iOS and Android devices that offers an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and providing a platform that makes it easy to find and use that data when viewing or sharing media. See Note 11 “Subsequent Events” for organizational changes that occurred after December 31, 2018.

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

There were 200,000 options outstanding as of December 31, 2018 (December 31, 2017 – 200,000).

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

Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. The Company excluded 200,000 shares of their common stock issuable upon exercise of options and 36,667 shares of their common stock issuable upon exercise of warrants as of December 31, 2018 as their effect was anti-dilutive.

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

As reflected in the financial statements, the Company had an accumulated deficit of $7,128,606 at December 31, 2018, a net loss of $1,144,696 and net cash used of $781 in operating activities for the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company has recently broadened its business and operating model in an effort to generate more sufficient and stable sources of revenues and cash flows, its cash position may not be sufficient to support its daily operations. While the Company believes that its new business and operating model presents a viable strategy to generate sufficient revenue and believes in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Accounts Payable

	As at December 31, 2018 ($)	As at December 31, 2017 ($)
Trade accounts payable and related parties	$181,831	$104,988
Other payable	24,307	24,307
	$206,138	$129,295

Trade accounts payable include $28,623 (2017: $28,623) due to a former executive of the Company, primarily due to the consulting charges. Also included in accounts payable is $49,441 (2017:$0) due to a current executive and significant convertible note holder of the Company, primarily due to payments made on behalf of the Company. The payables are unsecured, non-interest bearing and due on demand.

Note 5 – Convertible Notes Payable

a.	Convertible Notes Payable

The movement in convertible notes payable is as follows:

		Original amount	Unamortized discount	Guaranteed interest accrued	Net settlement	December 31, 2018	December 31, 2017
Opening as of January 1, 2016		$-	$-	$-	$-	$-	$189,921
Conversion on opening balance	(i)	-	-	-	-	-	(189,921)
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(180,908)	130,053	130,053
Issued: June 9, 2016	(iv)	87,912	-	4,396	-	92,308	92,308
Issued: June 30, 2016	(v)	550,000	(8,956)	22,000	(99,713)	463,331	471,040
Issued: April 11, 2017	(vi)	19,167	-	958	-	20,125	15,983
Issued: April 11, 2017	(vii)	19,167	-	958	-	20,125	15,983
Issued: May 2, 2017	(vi)	14,444	-	722	-	15,166	12,275
Issued: May 2, 2017	(vii)	14,444	-	722	-	15,166	12,277
Issued: June 1, 2017	(vi)	15,000	-	750	-	15,750	12,432
Issued: June 1, 2017	(vii)	15,000	-	750	-	15,750	12,432
Issued: August 8, 2017	(vi)	12,778	(566)	639	-	12,851	10,516
Issued: August 8, 2017	(vii)	12,778	(567)	639	-	12,850	10,515
Issued: September 1, 2017	(vi)	11,667	(725)	584	-	11,526	9,673
Issued: November 15, 2017	(vi)	10,278	(498)	514	-	10,294	7,773
Issued: November 15, 2017	(vii)	10,278	(497)	514	-	10,295	7,774

Ending as of December 31, 2018		$1,339,066	$(11,809)	$58,954	$(280,621)	1,105,590
Ending as of December 31, 2017		$1,339,066	$(44,074)	$58,954	$(272,912)	$-	$1,081,034

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

Beginning 6 months after the Issuance Date, the Company is required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12 th of the outstanding principal and interest, until the September 2015 Note is on longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in the Company’s common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $25,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and the Company decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on September 8, 2015, or (ii) 70% of the average of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment. Additionally, Old Main has the right at any time to convert amounts owed under the September 2015 Note into Common Stock at the closing price of the Common Stock on September 8, 2015. If an event of default under the September 2015 Note occurs, Old Main has the right to convert amounts owed under the September 2015 Note into Common Stock at 52% multiplied by the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the applicable conversion date.

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

As at December 31, 2018 the Company owed $250,000 (December 31, 2017 - $250,000) in principal and the accrued interest is $338,959 (December 31, 2017 - $123,208), which consists of the guaranteed interest accrued of $10,000 (December 31, 2017 - $10,000) included in the convertible notes balance and the remainder of $328,959 (December 31, 2017 - $113,208) is recorded in accrued expenses on convertible notes payable, which includes the interest accrued and penalty charges.

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

Beginning 6 months after the Issuance Date, the Company are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12 th of the outstanding principal and interest, until the March 2016 Note is no longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in the Company’s common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $30,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and the Company decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on March 9, 2016, or (ii) 70% of the lowest VWAP of the Common Stock for the 15 trading days immediately prior to the date of the Bi-Weekly Payment.

The March 2016 Note can be prepaid by the Company at any time while the March 2016 Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the March 2016 Note, subject to Old Main’s discretionary acceptance. If an event of default occurs under the March 2016 Note, which is not cured within three business days, then upon Old Main’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the March 2016 Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, then the total amount outstanding under the March 2016 Note (post-default amount) at that time shall increase by 50%, and on the fourth business day after such default notice (the “Second Amortization Payment Date”), the Company shall begin to make weekly amortization payments (for the avoidance of doubt, weekly shall mean every week) (each a “Weekly Payment”), in (1) cash to Old Main or (2) Common Stock at a price per share equal to the lesser of (i) the closing price of the Company’s common stock on March 9, 2016 or (ii) 52% of the lowest VWAP of the Common Stock for the 15 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable conversion date. Each Weekly Payment shall consist of the greater of (i) $10,000 of value under the March 2016 Note or (ii) 1/24 th of the total outstanding amount under this March 2016 Note as of the Second Amortization Payment Date, including the principal, accrued and unpaid interest (prorated through the entire pay-off period), and any applicable penalties. As at December 31, 2017, there were no prepayments made on the Note. During the year ended December 31, 2017 $180,908 (year ended December 31, 2016 - $92,180) of the principal balance had been converted into equity shares. Refer to Note 11 for further details.

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

As at December 31, 2018 the Company owes $115,245 (December 31, 2017 - $115,245) in principal and the accrued interest is $197,149 (December 31, 2017 - $82,711), which consists of the guaranteed interest accrued of $14,808 (December 31, 2017 - $14,808) included in the convertible notes balance and the remainder of $182,341 (December 31, 2017 - $62,903) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty charges.

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

As at December 31, 2018 the Company owes $87,912 (December 31, 2017 - $87,912) in principal and the accrued interest is 120,317 (December 31, 2017 - $44,038), which consists of the guaranteed interest accrued of $4,396 (December 31, 2017 - $4,396) included in the convertible notes balance and the remainder of $115,921 (December 31, 2017 - $39,642) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

Beginning 6 months after the Issuance Date, the Company are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12 th of the outstanding principal and interest, until the Note is no longer outstanding (each a “Bi-Weekly Payment”). Such Bi-Weekly Payments may be made in cash, or in the Company’s common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $25,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and the Company decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on June 30, 2016, $2.40 per share, or (ii) 60% of the lowest VWAP of the Common Stock for the 20 trading days immediately prior to the date of the Bi-Weekly Payment.

The Note can be prepaid by the Company at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon SBI’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, the company will pay interest at 24%. As at December 31, 2018, there were no prepayments made on the Note. During the year ended December 31, 2018, $7,709 (December 31, 2017 – $92,004) of the principal balance had been converted into equity shares. Refer to Note 11 for further details.

As at December 31, 2018 the Company owes $450,287 (December 31, 2017 - $457,996) in principal and the accrued interest is $498,424 (December 31, 2017 - $217,448), which consists of the guaranteed interest accrued of $22,000 (December 31, 2017 - $22,000) included in the convertible notes balance and $476,424 (December 31, 201 – 195,448) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

As at December 31, 2018 the Company owes $83,333 (December 31, 2017 - $83,333) in principal and the accrued interest is $98,553 (December 31, 2017 - $31,923), which consists of the guaranteed interest accrued of $4,167 (December 31, 2017 - $4,167) included in the convertible notes balance and $94,386 (December 31, 2017 – $27,757) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

As at December 31, 2018 the Company owes $71,667 (December 31, 2017 - $71,667 ) in principal and the accrued interest is $84,605 (December 31, 2017 - $27,359), which consists of the guaranteed interest accrued of $3,583(December 31, 2017 - $3,583) included in the convertible notes balance and $81,022 (December 31, 2017 – $23,775) is recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

The June 9 th amendments triggered an extinguishment of the debt since the change in the fair value of the embedded derivative exceeded 10% of the carrying value of the debt. The Company booked a $182,986 loss on extinguishment based on the amendments on the quarter and six-month period ended June 30, 2016.

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the two years ended December 31, 2018:

Description	Derivative Liabilities
Fair value at December 31, 2016	$240,955
Change due to Issuances	55,316
Change due to Exercise/Conversion	(128,111)
Change in Fair Value of warrants and notes	179,540
Fair value at December 31, 2017	$347,700
Change due to Exercise/Conversion	(596)
Change in Fair Value of warrants and notes	114,435
Fair value at December 31, 2018	$461,539

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	December 31, 2018	December 31, 2017
Dividend yield	0.00%	0.00%
Risk-free rate for term	1.93-2.33%	1.08-1.53%
Volatility	347.0%-348.4%	279%-446%
Maturity dates	0.50-1.69	.50-2.69 years
Stock Price	0.0051	0.0135-0.0189

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2018, the Company had convertible debt and warrants to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$461,539	$(114,435)
Fair Value at December 31, 2018	$-	$-	$461,539	$(114,435)

Derivatives	$-	$-	$347,700	$(179,540)
Fair Value at December 31, 2017	$-	$-	$347,700	$(179,540)

Note 8 – Stock Options:

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2017	200,000	$3.00
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2018	200,000	$3.00	1.42	$-
Exercisable, December 31, 2018	-	$-	-	$-

The exercise price for options outstanding and exercisable at December 31, 2018 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
200,000	$3.00	-	$-
200,000		-

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $106,370, included in operating expenses, during the year ended December 31, 2018, and $285,850 during the year ended December 31, 2017. At December 31, 2018, the unamortized stock option expense was -nil (December 31, 2017 - $106,639).

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

	2018	2017
Risk-free interest rate	1.93% to 2.33%	1.53% to 1.76%
Expected life of the options	0.50 to 2.44 years	1.49 to 3.44 years
Expected volatility	316.6% to 420.8%	130.3% to 374.5%
Expected dividend yield	0%	0%

As at December 31, 2018, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2017	36,667
Less: Exercised	-
Less: Expired	-
Add: Issued	-
December 31, 2018	36,667

Warrants (Note 6)	28,333
Exercise Price	$7.88
Expiration Date	September 8, 2015 to September 8, 2020
Warrants (Note 5)	8,334
Exercise Price	**
Expiration Date	June 30, 2016 to June 30, 2019

** Lessor of: $2.46 or $2.88 or any price of equity linked instruments issued by the Company while the warrant is issued and outstanding

During the year ended December 31, 2018, nil warrants expired unexercised.

Note 9 – Income Tax Provision

Deferred Tax Assets

At December 31, 2018, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,581,474 (2017: $2,681,541) that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,100,710 (2017: $911,724) was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The statutory rate and the effective tax rate for and as of December 31, 2018 was 21% (2017 – 34%).

Components of deferred tax assets are as follows:

	December 31, 2018	December 31, 2017
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$1,100,710	$911,724
Less valuation allowance	(1,100,710)	(911,724)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year ended December 31, 2018	Year ended December 31, 2017
	$	$
Net loss for the year before income taxes	(1,144,696)	(1,389,972)

Expected income tax recovery from net loss	(240,386)	(472,590)
Non-deductible expenses	51,400	190,331
Change in valuation allowance	188,986	282,259
	—	—

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company’s tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2014 - 2018.

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

No common shares were issued for cash during the year ended December 31, 2018.

Common Shares Issued for Non- Cash

During the year ended December 31, 2018, a total of $7,709 of the June 2016 Note was converted to 868,181 shares of common stock at a price of $0.00888 per share on January 25, 2018.

The related derivative liability of $596, as disclosed in Note 6, was transferred to the additional paid-in capital during the year ended December 31, 2017.

Preferred Stock

On February 21, 2017, the Company entered into an investment agreement (the “Investment Agreement”) with Stewart Garner, the Company’s former Chief Executive Officer and the sole member of its Board of Directors. Pursuant to the terms of the Investment Agreement, the Company sold to Mr. Garner 1,000 shares of the Company’s Series A Preferred Stock, par value of $0.001 per share, at a purchase price of $0.10 per share, or an aggregate of $100.

NOTE 11 - Subsequent Events

On January 9, 2019, Capital Park Opportunities Fund LP, which we refer to as “Capital Park Opportunities Fund,” acquired (i) from SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”) and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main,” together with SBI, the “Selling Shareholders”) 335,183 shares of the Company’s common stock owned by the Selling Shareholders and (ii) from Stewart Garner 1,000 shares of the Company’s Series A Preferred Stock, collectively representing 84.4% of the voting power of the Company’s voting stock. Capital Park Opportunities Fund is managed by Eric Blue, our Chairman, Chief Executive Officer (“CEO”) and Chief Investment Officer (“CIO”).

Also, on January 9, 2019, the Board of Directors of the Company (the “Board”) and a stockholder holding a majority of our voting power took action by written consent to approve the following actions:

●	Approve an amendment to our amended and restated articles of incorporation (the “Restated Articles”) to decrease our authorized capital stock from 500,000,000 shares to 30,000,000 shares, of which 25,000,000 shares will be Common Stock (the “Common Stock”), 22,500,000 shares of the Common Stock will be designated Class A common stock (the “Class A Common Stock”), 2,500,000 shares of the Common Stock will be designated Class B common stock (the “Class B Common Stock”) and 5,000,000 shares will be designated preferred stock, of which, 1,000 shares have been previously designated by the Board as Series A Preferred Stock and 96,428 shares have been designated by the Board as Series B Preferred Stock.
●	Approve an amendment to the Restated Articles to affect the re-classification of our Common Stock into two separate classes, consisting of Class A Common Stock and Class B Common Stock.
●	Approve an amendment to the Restated Articles to effect a reverse stock split of the outstanding shares of our Common Stock at the ratio of 1-for-7.
●	Approve an amendment to the Restated Articles to classify the Board into directors elected by holders of the Class A Common Stock and of any other class or series of voting stock (including the Class B Common Stock and the preferred stock) and directors elected by holders of the Class B Common Stock.
●	Approve the reincorporation of the Company from the State of Nevada to the State of Delaware and changing the Company’s name from Lifelogger Technologies Corp. to Capital Park Holdings Corp. (the “Conversion”).

Also, on January 9, 2019, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with SBI and Old Main. Pursuant to the Conversion Agreement, SBI converted $916,666.67 of principal and accrued interest owed to SBI by the Company pursuant to a promissory note into 54,000 shares (the “SBI Conversion Shares”) of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), in full satisfaction of such obligation. Pursuant to the Conversion Agreement, Old Main converted $733,333.33 of principal and accrued interest owed to Old Main by the Company pursuant to a promissory note into 42,429 shares (the “Old Main Conversion Shares”) of the Company’s Series B Preferred Stock in full satisfaction of such obligation. The SBI Conversion Shares and the Old Main Conversion Shares represent 100% of the Company’s outstanding shares of Series B Preferred Stock and until such time as a share of Series B Preferred Stock is converted into a share of common stock shall represent a class of non-voting securities. The issuance of the SBI Conversion Shares and the Old Main Conversion Shares will not result in a change of control of the Company.

The issuance of the SBI Conversion Shares to SBI, who is an accredited investor, and the issuance of the Old Main Conversion Shares to Old Main, who is an accredited investor, were each exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended.

Concurrently with the execution of the Conversion Agreement, SBI, Old Main and Capital Park Opportunities Fund entered into a Voting and First Refusal Agreement, dated as of January 9, 2019 (the “Voting Agreement”), with the Company. Pursuant to the Voting Agreement, SBI and Old Main, as holders of shares of Series B Preferred Stock, have each agreed, among other things, to (a) vote to ensure that the size of the Company’s Board be set at, and remain at, five (5) directors and (b) vote in favor of certain director nominees, on the terms and subject to the conditions set forth in the Voting Agreement. In addition, the Voting Agreement provides that the Company will have a right of first refusal to acquire any shares of Series B Preferred Stock held by SBI and Old Main in connection with any transfer of such shares, on the terms and subject to the conditions set forth in the Voting Agreement.

Concurrently with the closing of the purchase of the Shares on January 9, 2019: (a) Eric Blue, 39, was appointed as a member of the Company’s Board to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal, (b) Stewart Garner resigned as the Company’s Chief Executive Officer, Chief Financial Officer and Director, and (c) Eric Blue was appointed as the Company’s Chairman of the Board, CEO and CIO.

On March 13, 2019, the Board appointed Mike Kubic of The CFO Suite, LLC to be the Interim Chief Financial Officer of the Company.

