Form 10-Q
period 2019-03-31
CAPITAL PARK HOLDINGS CORP.
filed 2019-08-26
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-55505

CAPITAL PARK HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

(formerly known as LifeLogger Technologies Corp.)

(Exact name of registrant as specified in its charter)

Delaware	45-5523835
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8117 Preston Road, Suite 300, Dallas, Texas	75225
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 1-972-525-8546

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	LOGG	OTC Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 21, 2019
Class A Common Stock, $0.007 par value	1,365,527

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

Condensed Interim Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018 (Audited)	F-1

Condensed Interim Statements of Operations for the three months ended March 31, 2019 (Unaudited) and March 31, 2018 (Unaudited)	F-2

Condensed Interim Statements of Changes in Stockholders’ Deficiency for the three months ended March 31, 2019 (Unaudited) and December 31, 2018 (Audited)	F-3

Condensed Interim Statements of Cash Flows for the three months ended March 31, 2019 (Unaudited) and March 31, 2018 (Unaudited)	F-4

Notes to the Condensed Interim Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4. Controls and Procedures	7

PART II - OTHER INFORMATION	7

Item 1. Legal Proceedings	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults Upon Senior Securities	7

Item 4. Mine Safety Disclosure	8

Item 5. Other Information	8

Item 6. Exhibits	8

SIGNATURES	9

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

CONDENSED INTERIM BALANCE SHEET

	As at
	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash	$-	$-
Prepaid expenses (Note 10)	70,000	-
Deferred financing costs	-	-
Total Current Assets	70,000	-

Property and Equipment, Net	4,608	-

Total Assets	$74,608	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable (Note 3)	475,067	206,138
Accrued expenses on convertible Notes payable	-	1,279,052
Convertible notes payable, net of unamortized discount $nil (2018 - $11,809) (Note 4)	-	1,105,590
Derivative liability – Notes and warrants (Note 5)	-	461,539
Total Current Liabilities	475,067	3,052,319

Total Liabilities	475,067	3,052,319

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 5,000,000 shares authorized (Note 9)
Series A preferred stock, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding, respectively (Note 9)	1	1
Series B preferred stock, $0.001 par value, 96,428 authorized, 96,428 shares issued and outstanding, respectively (Note 9)	96	-
Class B common stock, $0.001 par value, 2,500,000 shares authorized, nil shares issued and outstanding (Note 9)	-	-
Class A common stock, $0.007 par value, 22,500,000 shares authorized, 1,365,527 and 1,377,274 shares issued and outstanding, respectively (Note 9)	9,642	9,642
Additional paid-in capital	6,925,335	4,066,644
Accumulated deficit	(7,335,533)	(7,128,606)
Total stockholders’ deficiency	(400,459)	(3,052,319)

Total Liabilities and Stockholders’ Deficiency	$74,608	$-

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)

Revenue	$-	$-

Cost of revenue	-	-

Gross margin	-	-

Operating Expenses:
Consulting – other	59,593	-
Option expense – consulting – other	-	31,911
General and administrative	134,650	18,681
Amortization expense	78	-
Total Operating Expenses	194,321	50,592

Loss from operations	(194,321)	(50,592)

Other income (expenses)
Change in fair value of derivative-Notes (Note 5)	-	(61,648)
Interest expense	(12,606)	(518,293)
Total other expenses	(12,606)	(579,941)

Loss before income tax provision	(206,927)	(630,533)
Income tax provision	-	-

Net Loss	(206,927)	(630,533)

Net Loss Per Common Share:
- Basic and Diluted	(0.15)	(0.47)

Weighted Average Commons Shares Outstanding:
- Basic and Diluted	1,365,527	1,341,838

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND DECEMBER 31, 2018

	Preferred stock Par value $0.001				Common stock Par value $0.001 - $0.007		Additional Paid-In	Accumulated	Total Stockholders’
	Number of Shares		Amount $		Number of	Amount	Capital	Deficit	Deficiency
	Series A	Series B	Series A	Series B	Shares	$	$	$	$
					(a)
Balance, December 31, 2017	1,000	-	$1	-	1,253,248	$8,774	$3,952,837	$(5,983,910)	$(2,022,298)

Common stock issued on conversion of convertible Notes payable (Note 10)	-	-	-	-	124,026	868	7,437	-	8,305
Options granted for consultant (Note 8)	-	-	-	-	-	-	31,911	-	31,911
Net Loss	-	-	-	-	-	-	-	(630,533)	(630,533)

Balance, March 31, 2018	1,000	-	$1	-	1,377,274	$9,642	$3,992,185	$(6,614,443)	$(2,612,615)

Balance, December 31, 2018	1,000	-	$1	-	1,377,274	$9,642	$4,066,644	$(7,128,606)	$(3,052,319)

Preferred stock issued on conversion of convertible Notes payable (Note 9)	-	96,428	-	96	-	-	$2,858,691	-	$2,858,787
Adjustment	-	-	-	-	(11,747)	-	-	-	-
Net loss	-	-	-	-	-	-	-	$(206,927)	$(206,927)

Balance, March 31, 2019	1,000	96,428	$1	$96	1,365,527	$9,642	$6,925,335	$(7,335,533)	$(400,459)

(a)	Common shares are after reverse stock split of 7:1 as explained in Note 1

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

CONDENSED INTERIM STATEMENTS OF CASHFLOWS

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from Operating Activities:
Net loss	$(206,927)	$(630,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	78	-
Interest expense	12,606	-
Options issued – consulting	-	31,911
Interest expense recognized through accretion of discount on debt	-	20,114
Interest expense recognized through amortization of deferred financing costs	-	2
Change in fair value of derivative liabilities-Notes	-	61,648
Changes in Operating Assets and Liabilities:
Prepaid expenses	(70,000)	2,000
Accounts payable	268,929	16,271
Accrued expenses on convertible notes payable	-	498,178
Net Cash Provided by (Used) in Operating Activities	4,686	(409)

Cash flows from Investing Activities:
Purchases of property and equipment	(4,686)	-
Net Cash Used in Investing Activities	(4,686)	(409)

Net Change in Cash	-	(409)

Cash - Beginning of Reporting Period	-	781

Cash - End of Reporting Period	$-	$372

Supplemental Disclosure of Cash Flow Information

Interest paid	-	-

Income tax paid	-	-

Issuance of common stocks for settlement of convertible notes payable	-	$8,305

Issuance of Series B preferred stock for settlement of convertible notes payable	$2,858,787	-

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

MARCH 31, 2019

Notes to the Condensed Interim Financial Statements (Unaudited)

Note 1 - Organization and Operations

Capital Park Holdings Corp., which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” was originally incorporated under the laws of the State of Nevada as Snap Online Marketing Inc. on June 4, 2012 and subsequently changed its name to Lifelogger Technologies Corp., which we were referred to as “LifeLogger.” On April 10, 2019, we reincorporated as a Delaware corporation and changed our name to Capital Park Holdings Corp. Our principal business address is 231 W. 12th Street, Suite 2E, Cincinnati, Ohio 45202, and our telephone number is (972) 525-8546. We registered as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on April 26, 2013. We are currently listed for trading on the OTC Pink under the trading symbol “LOGG.” We are in the process of registering a new trading symbol on the OTC Pink. See Note 10 “Subsequent Events” for organizational and operational changes that occurred after March 31, 2019.

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

On January 9, 2019, Eric C. Blue was elected as our sole director, CEO and CIO. On March 13, 2019, the Board of Directors of the Company appointed Mike Kubic of The CFO Suite, LLC to be the Interim Chief Financial Officer of the Company. In anticipation of appointing the Company’s permanent Chief Financial Officer, effective April 6, 2019, the Company accepted the resignation of Mike Kubic as the Company’s Interim Financial Officer.

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

Prior to the transactions that took place on January 9, 2019, we were a lifelogging software company that developed and hosted a proprietary cloud-based software solution accessible on iOS and Android devices that offers an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and providing a platform that makes it easy to find and use that data when viewing or sharing media. Subsequent to transactions that took place on January 9, 2019, in addition to its lifelogging software business, the Company has been structured as a holding company with a business strategy focused on owning subsidiaries engaged in a number of diverse business activities.

Note 2 - Summary of Significant Accounting Policies

Liquidity and Basis of Presentation

The accompanying unaudited condensed interim financial statements are expressed in United States dollars (“USD”) and related Notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and Notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 15, 2019.

As discussed in Note 10, the Company has been successful in obtaining financing of $22 million to acquire certain assets from The Procter & Gamble Company, an Ohio corporation (“P&G”).

Use of Estimates

The preparation of condensed interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of expenses during the reporting period. Areas involving significant estimates and assumptions include deferred income tax assets and related valuation allowance, accruals and useful lives of property and equipment, and assumptions used in the going concern assessment. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability including certain market assumptions and pertinent information available to management. The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued liabilities approximate their fair value because of the short maturity of those instruments. The non-current financial liabilities including Notes payables and derivative liabilities are fair valued as described below.

Valuation of Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date. The change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company analyzed the derivative financial instruments in accordance with ASC 815. The objective is to provide guidance for determining whether an equity- linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815- 40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed

Stock-Based Compensation

The Company accounts for stock-based compensation awards issued in accordance with the provision of ASC 718, which requires that all stock- based compensation issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to stock-based awards is recognized over the requisite service period, which is generally the vesting period.

There were no options outstanding as of March 31, 2019 (December 31, 2018 – 200,000).

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third-party research and development institutions.

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

Earnings per Share

Earnings Per Share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16. Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the statements of operations) is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

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

The Company has evaluated all other new ASUs issued by FASB and has concluded that these updates do not have a material effect on the Company’s condensed interim financial statements as of March 31, 2019.

Note 3 - Accounts Payable

	As at
	March 31, 2019	December 31, 2018
Trade accounts payable	$450,760	$181,831
Other payable	24,307	24,307
	$475,067	$206,138

Trade accounts payable include $28,623 (2018: $28,623) due to a former executive of the Company. The payable balance arose primarily due to consulting charges. The payable is unsecured, non-interest bearing and due on demand.

Trade accounts payable include $251,498 (2018: $49,441) due to a related party. The payable balance arose primarily due to financing received from a related party to settle outstanding accounts payable. The payable is unsecured, non-interest bearing and due on demand.

Note 4 – Convertible Notes Payable

The movement in convertible Notes payable is as follows:

		Original Amount	Unamortized Discount	Guaranteed Interest Accrued	Net Settlement	December 31, 2018
Opening as of January 1, 2016		$-	$-	$-	$-	$-
Conversion on opening balance	(i)	-	-	-	-	-
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(180,908)	130,053
Issued: June 9, 2016	(iv)	87,912	-	4,396	-	92,308
Issued: June 30, 2016	(v)	550,000	(8,956)	22,000	(99,713)	463,331
Issued: April 11, 2017	(vi)	19,167	-	958	-	20,125
Issued: April 11, 2017	(vii)	19,167	-	958	-	20,125
Issued: May 2, 2017	(vi)	14,444	-	722	-	15,166
Issued: May 2, 2017	(vii)	14,444	-	722	-	15,166
Issued: June 1, 2017	(vi)	15,000	-	750	-	15,750
Issued: June 1, 2017	(vii)	15,000	-	750	-	15,750
Issued: August 8, 2017	(vi)	12,778	(566)	639	-	12,851
Issued: August 8, 2017	(vii)	12,778	(567)	639	-	12,851
Issued: September 1, 2017	(vi)	11,667	(725)	584	-	11,526
Issued: November 15, 2017	(vi)	10,278	(996)	514	-	10,294
Issued: November 15, 2017	(vi)	10,278	(994)	514	-	10,295

Ending as of December 31, 2018		$1,339,066	$(11,809)	$58,954	$(280,621)	$1,105,590

Note Conversion: January 9, 2019		$(1,339,066)	$11,809	$(58,954)	$280,621	$(1,105,590)

Ending as of March 31, 2019		-	-	-	-	-

(i) Equity Line of Credit

On March 9, 2016, the Company issued an 8% convertible promissory Note in the principal amount of $250,000 to Old Main Capital, LLC (“Old Main”) as a commitment fee for entering into a term sheet whereby Old Main agreed to provide the Company with up to $5,000,000 in financing over a 24 month period through the purchase of the Company’s common stock.

The terms and conditions of the $250,000 Note are substantially identical to the March 2016 Note below except the interest rate which is 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of six months is deemed earned as of the date the Note was issued.

During the three months ended March 31, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $250,000 (March 31, 2019 - $nil) in principal and the accrued interest was $338,959 (March 31, 2019 - $nil), which consisted of the guaranteed interest accrued of $10,000 (March 31, 2019 - $nil) included in the convertible Notes balance and the remainder of $328,959 (March 31, 2019 - $nil) was recorded in accrued expenses on convertible Notes payable, which includes the interest accrued and penalty charges.

(ii) Securities Purchase Agreement and Convertible Notes Issued to Old Main Capital, LLC

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

During the three months ended March 31, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $115,245 (March 31, 2019 - $nil) in principal and the accrued interest was $197,149 (March 31, 2019 - $nil), which consisted of the guaranteed interest accrued of $14,808 (March 31, 2019 - $nil) included in the convertible Notes balance and the remainder of $182,341 (March 31, 2019 - $nil) was recorded in accrued expenses on convertible Notes payable, which included the accrued interest and penalty charges.

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

During the three months ended March 31, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $87,912 (March 31, 2019 - $nil) in principal and the accrued interest was $120,317 (March 31, 2018 - $nil), which consisted of the guaranteed interest accrued of $4,396 (March 31, 2019 - $nil) included in the convertible Notes balance and the remainder of $115,921 (March 31, 2019 - $nil) was recorded in accrued expenses on convertible Notes payable, which included the accrued interest and penalty chares.

(iv) Securities Purchase Agreement and Convertible Note Issued to SBI Investments LLC, 2014-1

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

Beginning six (6) months after the Issuance Date, the Company are required to make bi-weekly amortization payments (one payment every 2 weeks), consisting of 1/12th of the outstanding principal and interest, until the Note is no longer outstanding (each a “Bi-Weekly Payment”). Such Bi- Weekly Payments may be made in cash, or in the Company’s common stock (“Common Stock”) if certain equity conditions are satisfied. Such equity conditions include but are not limited to an average daily dollar volume of the Common Stock greater than $25,000 for the 20 trading days prior to a Bi-Weekly Payment. If the equity conditions are satisfied, and the Company decide to make a Bi-Weekly payment in Common Stock, then the shares of Common Stock to be delivered shall be calculated as follows: the amount of the Bi-Weekly Payment divided by the Base Conversion Price (as defined below). The Base Conversion Price shall equal the lower of (i) the closing price of the Common Stock on June 30, 2016, $2.40 per share, or (ii) 60% of the lowest VWAP of the Common Stock for the 20 trading days immediately prior to the date of the Bi- Weekly Payment.

During the three months ended March 31, 2019, the remaining principal l (December 31, 2018 – $7,709) balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $450,287 (March 31, 2019 - $nil) in principal and the accrued interest was $498,424 (March 31, 2019 - $nil), which consisted of the guaranteed interest accrued of $22,000 (March 31, 2019 - $nil) included in the convertible Notes balance and $476,424 (March 31, 2019 - $nil) was recorded in accrued expenses on convertible Notes payable, which included the accrued interest and penalty chares.

(v) Securities Purchase Agreement and Convertible Note Issued to Old Main Capital

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

The Old Main has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. The terms of the Convertible Note are as follows:

1.	Old Main has the right from and after a 180 day delay from the Date of Issuance, and until any time until the Note is fully paid, to convert any outstanding and unpaid principal portion of the Note, and accrued interest, into fully paid and non–assessable shares of Common (par value $.001 per share). Bi–weekly amortization payments are due after 6 months.

2.	The Convertible Notes are convertible at a fixed rate of $0.07 with no reset provisions.

3.	Beneficial ownership is limited to 9.99%.

4.	The Company may redeem the Notes for 150% of the redemption amount and accrued interest at any time upon ten days written notice to the Old Main.

5.	In the event of an event of default the Note bears interest at 24% per annum.

During the three months ended March 31, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $83,333 (March 31, 2019 - $nil) in principal and the accrued interest was $98,553 (March 31, 2019 - $nil), which consisted of the guaranteed interest accrued of $4,167 (March 31, 2019 - $nil) included in the convertible Notes balance and $94,346 (March 31, 2019 - $nil) was recorded in accrued expenses on convertible Notes payable, which included the accrued interest and penalty.

(vi) Securities Purchase Agreement and Convertible Note Issued to SBI Investments LLC, 2014-1

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

SBI may pay such additional amounts of the Consideration and at such dates as mutually agreed upon by the Borrower and SBI. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment (each a “Maturity Date”) (or such earlier date as the April 2017 SBI is required or permitted to be repaid as provided hereunder, and is the date upon which the principal sum of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, shall be due and payable. The SBI has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock. The terms of the Convertible Note are as follows:

1.	SBI has the right from and after a 180 day delay from the Date of Issuance, and until any time until the Note is fully paid, to convert any outstanding and unpaid principal portion of the Note, and accrued interest, into fully paid and non–assessable shares of Common (par value $.001 per share). Bi–weekly amortization payments are due after 6 months.

2.	The Convertible Notes are convertible at a fixed rate of $0.07 with no reset provisions.

3.	Beneficial ownership is limited to 9.99%.

4.	The Company may redeem the Notes for 150% of the redemption amount and accrued interest at any time upon ten days written notice to the SBI.

5.	In the event of an event of a default the Note bears interest at 24% per annum.

During the three months ended March 31, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $71,667 (March 31, 2019 – $nil) in principal and the accrued interest was $84,605 (March 31, 2019 - $nil), which consisted of the guaranteed interest accrued of $3,583 (March 31, 2019 - $nil) included in the convertible Notes balance and $81,022 (March 31, 2019 – $nil) was recorded in accrued expenses on convertible Notes payable, which includes the accrued interest and penalty chares.

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

The following table summarizes the warrant derivative liabilities and convertible Notes activity for the three months ended March 31, 2019:

Description	Derivative Liabilities
Fair value at December 31, 2017	$347,700
Change due to Issuances	-
Change due to Exercise/Conversion	(596)
Change in Fair Value of warrants and Notes	114,435
Fair value at December 31, 2018	$461,539
Change due to Exercise/Conversion/Cancellation	(461,539)
Change in Fair Value of warrants and Notes	0
Fair value at March 31, 2019	$-

The lattice methodology was used to value the embedded derivatives within the convertible Note and the warrants issued, with the following assumptions.

Assumptions	March 31, 2019	December 31, 2018
Dividend yield	-	0.00%
Risk-free rate for term	-	1.93-2.33%
Volatility	-	347.0%-348.4%
Maturity dates	-	0.50-1.69 years
Stock Price	-	.00

During the period ended March 31, 2019, in connection with the conversion of certain Note obligations, the Company’s board of directors authorized the cancellation of all outstanding options and warrants.

Note 6 – Fair Value of Financial Instruments

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

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$-	$-
Fair Value at March 31, 2019	$-	$-	$-	$-

Derivatives	$-	$-	$461,539	$(114,435)
Fair Value at December 31, 2018	$-	$-	$461,539	$(114,435)

Note 7 – Stock Options:

The following is a summary of stock option activity:

		Weighted	Weighted Average
	Options	Average Exercise	Remaining Contractual	Aggregate Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	200,000	$3.00	1.42
Granted	-
Forfeited	-
Cancelled	(200,000)
Exercised	-
Outstanding, March 31, 2019	-	$-	-	$-
Exercisable, March 31, 2019	-	$-	-	$-

During the three month period ended March 31, 2019, the 200,000 stock options outstanding were cancelled.

The fair value of the stock options was amortized to stock option expense over the vesting period. The Company recorded stock option expense of $nil, included in operating expenses, during the three months ended March 31, 2019, and $106,370 during the year ended December 31, 2018. At March 31, 2019, the unamortized stock option expense was $nil (December 31, 2018 - $nil).

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted were as follows:

2018
Risk-free interest rate	1.93% to 2.33%
Expected life of the options	0.50 to 2.44 years
Expected volatility	316.6% to 420.8%
Expected dividend yield	0%

As at March 31, 2019, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2018	36,667
Less: Exercised	-
Less: Expired/Cancelled	36,667
Add: Issued	-
March 31, 2019	-

During the three month period ended March 31, 2019, nil warrants expired unexercised and 36,667 warrants were cancelled.

Note 8 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director (resigned effective January 9, 2019)
Eric Blue	Chairman, CEO, CFO and director (effective January 9, 2019)

Consulting services from Officer

Consulting services provided by the officer for the three months ended March 31, 2019 and 2018

	March 31, 2019		March 31, 2018

President, Chief Executive Officer and Chief Financial Officer	$	nil	$75,600

Note 9- Stockholders’ Deficiency

Shares Authorized

The Company’s authorized capital stock consists of 22,500,000 shares of Class A common stock, par value $0.007 per share, 2,500,000 Class B common stock, par value $0.001per share, 5,000,000 shares of Series A preferred stock, par value $0.001 per share and 96,428 Series B preferred stock, par value $0.001 per share.

On January 9, 2019, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”), and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main”). Pursuant to the Conversion Agreement, SBI converted $916,666.67 of principal and accrued interest owed to SBI by the Company pursuant to a promissory Note into 54,000 shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), in full satisfaction of such obligation. Pursuant to the Conversion Agreement, Old Main converted $733,333.33 of principal and accrued interest owed to Old Main by the Company pursuant to a promissory Note into 42,429 shares of the Company’s Series B Preferred Stock in full satisfaction of such obligation.

Effective as of April 10, 2019, the Company reincorporated to the State of Delaware from the State of Nevada and amended its Articles of Incorporation to decrease its authorized capital stock from 500,000,000 to 30,000,000 shares, of which 25,000,000 will be common stock and 5,000,000 will be preferred stock, of which, 1,000 shares have been previously designated as Series A Preferred Stock (the “Series A Preferred Stock”) and 96,428 shares have been designated as Series B Preferred Stock (the “Series B Preferred Stock”). The Company also effected a 7 for 1 reverse stock split of its issued and outstanding shares of common stock. The number of shares of common stock outstanding prior to the reverse stock split was 9,558,686 and was converted into 1,365,527 number of shares. All per share amounts and number of shares in the condensed interim financial statements and related Notes have been retroactively restated to reflect the reverse stock split. In connection with the Company reincorporating to the State of Delaware, the Company also filed certificates of designation, preferences and rights for the Series A Preferred Stock and Series B Preferred Stock with the Secretary of State of the State of Delaware.

Common Stock

Common Shares Issued for Cash

No common shares were issued for cash during the three months ended March 31, 2019.

Common Shares Issued for Non- Cash

No common shares were issued for non-cash during the three months ended March 31, 2019.

Preferred Stock

On January 9, 2019, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”), and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main”). Pursuant to the Conversion Agreement, SBI converted $916,666.67 of principal and accrued interest owed to SBI by the Company pursuant to a promissory Note into 54,000 shares (the “SBI Conversion Shares”) of the Company’s Series B Preferred Stock in full satisfaction of such obligation and Old Main converted $733,333.33 of principal and accrued interest owed to Old Main by the Company pursuant to a promissory Note into 42,429 shares (the “Old Main Conversion Shares”) of the Company’s Series B Preferred Stock in full satisfaction of such obligation.

Note 10 - Subsequent Events

The Company’s management has evaluated subsequent events up to August 21, 2019 the date the condensed interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

Senior Secured Credit Facility

On May 3, 2019, C-PAK Consumer Product Holdings LLC, a Delaware limited liability company (“C-PAK”) and C-PAK Consumer Product IP SPV LLC, a Delaware limited liability company (“C-PAK IP”, together with C-PAK, the “Borrowers”) entered into a loan agreement with Piney Lake Opportunities ECI Master Fund LP, a Cayman Islands exempted limited partnership (“PLC ECI-Master Fund”), in its respective capacities as the “Administrative Agent”, “Collateral Agent” and “Lender”, pursuant to which the Borrowers obtained a $22 million term loan (the “Loan Agreement”). The proceeds of the loan were used to acquire certain assets from The Procter & Gamble Company, an Ohio corporation (“P&G”) and to pay fees and expenses related thereto.

The Borrowers are subsidiaries of a majority-owned subsidiary of the Company, C-PAK Consumer Product Holdings SPV I LLC, a Delaware limited liability company (“C-PAK Holdings”). C-PAK Holdings is a guarantor under the Loan Agreement.

The interest rate applicable to the borrowing under the Loan Agreement is equal to LIBOR plus a margin of 12.00% which is payable monthly beginning on June 30, 2019. Under the Loan Agreement, the Borrowers must repay the unpaid principal amount of the loans quarterly in an amount equal to $440,000 beginning on September 30, 2019. The Loan Agreement will mature on May 3, 2024.

As security for its obligations under the Loan Agreement, C-PAK Holdings and the Borrowers granted a lien on substantially all of its assets to the Lender pursuant to a Guaranty and Security Agreement dated May 3, 2019, by and among the Borrowers, C-PAK Holdings and the Collateral Agent (the “Guaranty and Security Agreement”) and a Trademark Security Agreement dated May 3, 2019 by and between C-PAK IP and the Collateral Agent (the “Trademark Security Agreement”).

The Loan Agreement contains customary affirmative and negative covenants, which, among other things, limit the Borrower’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions or (iii) dispose of its assets, grant liens or encumber its assets. These covenants are subject to a number of exceptions and qualifications.

Subsidiary Equity Transactions

Prior to and in connection with the execution and delivery of the Loan Agreement, Capital Park formed C-PAK Holdings and incorporated C-PAK PREFCO SPV I, INC., a Delaware corporation (“PrefCo”).

Under the terms of the Amended and Restated Certificate of Incorporation of PrefCo (the “PrefCo Certificate of Incorporation”), (i) Capital Park purchased 10,000 shares of Common Stock from PrefCo for $1,000; and (ii) an affiliate of PLC ECI-Master Fund, Piney Lakes Opportunities NON-ECI Master Fund, LP, a Cayman Islands exempted limited partnership (“PLC NON-ECI Master Fund”), purchased 3,000 shares of Preferred Stock in PrefCo for $3,000,000.

Immediately upon receipt of proceeds from the sale of the 3,000 shares of Preferred Stock of PrefCo to PLC NON-ECI Master Fund, PrefCo purchased 3,000 Preferred Units of C-PAK Holdings for $3,000,000. In accordance with the terms of the Amended and Restated Limited Liability Company Agreement of C-PAK Holdings, dated as of May 3, 2019 (the “C-PAK Holdings LLC Agreement”) and pursuant to separate subscription agreements, (i) C-PAK Holdings issued and sold to PLC ECI-Master Fund 1,000 Common Units; and (ii) C-PAK Holdings issued and sold to PrefCo 9,000 Common Units.

Under the C-PAK Holdings LLC Agreement, holders of Preferred Units shall be entitled to receive cumulative preferred distributions which shall accrue on the sum of $1,000, plus the amount of accrued and unpaid preferred distributions at a rate of 13% per annum plus the LIBOR rate set forth under the Loan Agreement, as the same shall be increased by 2% per annum in the event the Company fails (a) to properly redeem the Preferred Units as required under the C-PAK Holdings LLC Agreement, (b) to pay the Redemption Price upon the liquidation, dissolution or winding-up of C-PAK Holdings; or (c) to redeem the Common Units owned by PLC ECI-Master Fund when and if PLC ECI-Master Fund exercised its right to put the Common Units to C-PAK Holdings, at the then fair market value thereof. The holders of the Preferred Units shall furthermore be entitled to receive distributions before the holders of the Common Units. On each Distribution Payment Date up to fifty percent (50%) of any Preferred Unit distributions accrued during the quarter ending on such date may be declared and paid in cash. For the portion of the distributions on Preferred Units that are not paid in cash on the Distribution Payment Date, that amount shall be added to the Liquidation Preference and shall thereafter accrue and compound at the Preferred Distribution Rate.

C-PAK Holdings may redeem Preferred Units at any time upon payment of the Redemption Price. In the event of a change of control, insolvency, or liquidation of C-PAK Holdings or any default and acceleration under the Loan Agreement, C-PAK Holdings must redeem the Preferred Units at the Redemption Price. Finally, holders of Preferred Units may elect to sell their Preferred Units to the Company at any time following May 2, 2024 at the applicable Redemption Price.

Under the C-PAK Holdings LLC Agreement, the “Redemption Price” to be paid (i) before May 2, 2022 is equal to the sum of two (2) times the sum of the sum of (A) $1,000, plus (B)(1) the amount of accrued and unpaid preferred distributions calculated at a rate of 13% per annum plus the LIBOR rate set forth under the Loan Agreement, plus (2) the amount of the preferred distributions that would accrue during the same period; and (ii) after May 2, 2022, shall be an amount equal to the sum of (Y) $1,000, plus (Z) the amount of accrued and unpaid preferred distributions calculated at a rate of 13% per annum plus the LIBOR rate set forth under the Loan Agreement, as the same may be adjusted to reflect defaults under the C-PAK Holdings LLC Agreement.

Under certain circumstances of a redemption breach, PLC ECI-Master Fund shall have the right, and not the obligation, to force C-PAK Holdings to effect a sale thereof.

The terms of the PrefCo Certificate of Incorporation mirror the provisions of the C-PAK Holdings LLC Agreement with the terms of the Preferred Stock and Common Stock being similar to the terms of the Preferred Units and the Common Units, respectively. Moreover, the manner in which the Redemption Price on the Preferred Stock is calculated mirrors the manner in which the Redemption Price on the Preferred Units is calculated. Once the Preferred Stock is redeemed under the PrefCo Certificate of Incorporation, PLC NON-ECI Master Fund shall no longer hold an equity interest in PrefCo. Furthermore, at any time after November 2, 2024 through and including November 2, 2025, PLC ECI-Master Fund may compel C-PAK Holdings LLC to repurchase its Common Units at the then fair market value.

In addition, Capital Park and/or its subsidiaries entered into additional agreements, including a Stockholders’ Agreement, Investors’ Rights Agreement and Management Services Agreement, each dated as of May 3, 2019, which memorialize supplemental agreements between the parties related to the transactions described above.

Transaction Agreement

On May 3, 2019, C-PAK, P&G, and Capital Park, solely in its capacity as guarantor, entered in an agreement (the “Transaction Agreement”) and completed an acquisition under thereto of certain assets pertaining to the “Joy” and “Cream Suds” trademarks for $30,000,000 plus assumption of certain liabilities.

In the Transaction Agreement, C-PAK and P&G have agreed to certain customary representations, warranties and covenants, including, but not limited to, certain representations as to the financial statements, contracts, liabilities, and other attributes of the respective assets, and certain limited covenants of C-PAK not to solicit employees following the closing.

As of March 31, 2019 the company had paid $70,000 to retain several law firms to complete legal work associated with completing the transaction. The payment of these retainers are recorded as prepaid expenses and will be expensed once services have incurred.

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

We caution that the factors described herein, and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our condensed interim financial statements and the related Notes that appear elsewhere in this quarterly report on Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“period 2018” – 3 months period ended March 31, 2018

●	“period 2019” – 3 months period ended March 31, 2019

The Company

Prior to the transactions that took place on January 9, 2019, we were a lifelogging software company that developed and hosted a proprietary cloud-based software solution accessible on iOS and Android devices that offers an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and providing a platform that makes it easy to find and use that data when viewing or sharing media. Subsequent to transactions that took place on January 9, 2019, in addition to its lifelogging software business, the Company has been structured as a holding company with a business strategy focused on owning subsidiaries engaged in a number of diverse business activities.

RESULTS OF OPERATIONS FOR THE THREE AND MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

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

Revenue

Total revenue was nil for period 2019 and period 2018.

Operating Expenses

Total operating expenses were $194,321 and $50,592 for the three months ended March 31, 2019 and 2018, respectively. Total operating expenses during the three months increased by $143,729 compared to 2018 mainly as a result of the increased consulting and legal costs to complete the acquisition of LifeLogger Technologies Inc. by Capital Park Opportunity Fund, LLC.

Other Income (Expenses)

Other expenses for the three-month period ended March 31, 2019 decreased by $567,335 compared to the three-month period ended March 31, 2018, as a result of the conversion of the convertible Notes payable reducing the company’s interest expense.

Net Loss

The net loss for the three-month period ended March 31, 2019 was $206,927 a decrease of $423,606 compared to period 2018, as a result of a decrease in other expenses, partially offset by an increase in operating expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2019, our working capital deficit amounted to $405,067 a decrease of $2,647,252 as compared to $3,052,319 as of December 31, 2018. This decrease is primarily a result of the conversion of the convertible Notes payable.

Net cash used in operating activities was $4,686 during the three-month period in 2019 compared to $409 in the three-month period in 2018. The increase in cash used in operating activities is primarily attributable to certain prepaid expenses pertaining to the acquisition from Proctor & Gamble as discussed further below.

Capital Resources

The Company is a holding company and its liquidity needs are primarily for fixed and recurring operational expenses.

As of March 31, 2019, the Company had $nil of cash and cash equivalents compared to $nil as of December 31, 2018. On a stand-alone basis, as of March 31, 2019, the Company had cash and cash equivalents of $nil compared to $nil at December 31, 2018.

Our subsidiaries’ principal liquidity requirements arise from cash used in operating activities, debt service, R&D expenditures, development of back-office systems, operating costs and expenses, and income taxes.

We expect to finance our future growth and operations, through public offerings and private placements of debt and equity securities, credit facilities, vendor financing, capital lease financing and other financing arrangements, as well as cash generated from the operations of our subsidiaries. In the future, we may also choose to sell assets or certain investments to generate cash.

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations and other cash needs for our operations for at least the next twelve months through a combination of distributions from our subsidiaries and from raising of debt or equity, refinancing of certain of our indebtedness or preferred stock, other financing arrangements and/or the sale of assets and certain investments. We anticipate that as we continue to scale our operations, we will reinvest cash and receivables into the growth of our various businesses, and therefore do not anticipate keeping a large amount of cash on hand at the holding company level. The ability of our subsidiaries to make distributions to the Company HC2 is and will be in the future subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes that it will be able to raise equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Current and Future Financings

Current Indebtedness

As at March 31, 2019 the Company owed $nil (December 31, 2018 – $71,667) in principal and the accrued interest was $nil, which consisted of the guaranteed interest accrued of $nil included in the convertible Notes balance and $nil is recorded in accrued expenses on convertible Notes payable, which includes the accrued interest and penalty chares. During the three months ended March 31, 2019, the opening convertible Notes payable balance had been converted into equity shares.

Subsequent Events

The Company’s management has evaluated subsequent events up to August 21, 2019 the date the condensed interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

Senior Secured Credit Facility

On May 3, 2019, C-PAK Consumer Product Holdings LLC, a Delaware limited liability company (“C-PAK”) and C-PAK Consumer Product IP SPV LLC, a Delaware limited liability company (“C-PAK IP”, together with C-PAK, the “Borrowers”) entered into a loan agreement with Piney Lake Opportunities ECI Master Fund LP, a Cayman Islands exempted limited partnership (“PLC ECI-Master Fund”), in its respective capacities as the “Administrative Agent”, “Collateral Agent” and “Lender”, pursuant to which the Borrowers obtained a $22 million term loan (the “Loan Agreement”). The proceeds of the loan were used to acquire certain assets from The Procter & Gamble Company, an Ohio corporation (“P&G”) and to pay fees and expenses related thereto.

The Borrowers are subsidiaries of a majority-owned subsidiary of the Company, C-PAK Consumer Product Holdings SPV I LLC, a Delaware limited liability company (“C-PAK Holdings”). C-PAK Holdings is a guarantor under the Loan Agreement.

The interest rate applicable to the borrowing under the Loan Agreement is equal to LIBOR plus a margin of 12.00% which is payable monthly beginning on June 30, 2019. Under the Loan Agreement, the Borrowers must repay the unpaid principal amount of the loans quarterly in an amount equal to $440,000 beginning on September 30, 2019. The Loan Agreement will mature on May 3, 2024.

As security for its obligations under the Loan Agreement, C-PAK Holdings and the Borrowers granted a lien on substantially all of its assets to the Lender pursuant to a Guaranty and Security Agreement dated May 3, 2019, by and among the Borrowers, C-PAK Holdings and the Collateral Agent (the “Guaranty and Security Agreement”) and a Trademark Security Agreement dated May 3, 2019 by and between C-PAK IP and the Collateral Agent (the “Trademark Security Agreement”).

The Loan Agreement contains customary affirmative and negative covenants, which, among other things, limit the Borrower’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions or (iii) dispose of its assets, grant liens or encumber its assets. These covenants are subject to a number of exceptions and qualifications.

Subsidiary Equity Transactions

Prior to and in connection with the execution and delivery of the Loan Agreement, Capital Park formed C-PAK Holdings and incorporated C-PAK PREFCO SPV I, INC., a Delaware corporation (“PrefCo”).

Under the terms of the Amended and Restated Certificate of Incorporation of PrefCo (the “PrefCo Certificate of Incorporation”), (i) Capital Park purchased 10,000 shares of Common Stock from PrefCo for $1,000; and (ii) an affiliate of PLC ECI-Master Fund, Piney Lakes Opportunities NON-ECI Master Fund, LP, a Cayman Islands exempted limited partnership (“PLC NON-ECI Master Fund”), purchased 3,000 shares of Preferred Stock in PrefCo for $3,000,000.

Immediately upon receipt of proceeds from the sale of the 3,000 shares of Preferred Stock of PrefCo to PLC NON-ECI Master Fund, PrefCo purchased 3,000 Preferred Units of C-PAK Holdings for $3,000,000. In accordance with the terms of the Amended and Restated Limited Liability Company Agreement of C-PAK Holdings, dated as of May 3, 2019 (the “C-PAK Holdings LLC Agreement”) and pursuant to separate subscription agreements, (i) C-PAK Holdings issued and sold to PLC ECI-Master Fund 1,000 Common Units; and (ii) C-PAK Holdings issued and sold to PrefCo 9,000 Common Units.

Under the C-PAK Holdings LLC Agreement, holders of Preferred Units shall be entitled to receive cumulative preferred distributions which shall accrue on the sum of $1,000, plus the amount of accrued and unpaid preferred distributions at a rate of 13% per annum plus the LIBOR rate set forth under the Loan Agreement, as the same shall be increased by 2% per annum in the event the Company fails (a) to properly redeem the Preferred Units as required under the C-PAK Holdings LLC Agreement, (b) to pay the Redemption Price upon the liquidation, dissolution or winding-up of C-PAK Holdings; or (c) to redeem the Common Units owned by PLC ECI-Master Fund when and if PLC ECI-Master Fund exercised its right to put the Common Units to C-PAK Holdings, at the then fair market value thereof. The holders of the Preferred Units shall furthermore be entitled to receive distributions before the holders of the Common Units. On each Distribution Payment Date up to fifty percent (50%) of any Preferred Unit distributions accrued during the quarter ending on such date may be declared and paid in cash. For the portion of the distributions on Preferred Units that are not paid in cash on the Distribution Payment Date, that amount shall be added to the Liquidation Preference and shall thereafter accrue and compound at the Preferred Distribution Rate.

C-PAK Holdings may redeem Preferred Units at any time upon payment of the Redemption Price. In the event of a change of control, insolvency, or liquidation of C-PAK Holdings or any default and acceleration under the Loan Agreement, C-PAK Holdings must redeem the Preferred Units at the Redemption Price. Finally, holders of Preferred Units may elect to sell their Preferred Units to the Company at any time following May 2, 2024 at the applicable Redemption Price.

Under the C-PAK Holdings LLC Agreement, the “Redemption Price” to be paid (i) before May 2, 2022 is equal to the sum of two (2) times the sum of the sum of (A) $1,000, plus (B)(1) the amount of accrued and unpaid preferred distributions calculated at a rate of 13% per annum plus the LIBOR rate set forth under the Loan Agreement, plus (2) the amount of the preferred distributions that would accrue during the same period; and (ii) after May 2, 2022, shall be an amount equal to the sum of (Y) $1,000, plus (Z) the amount of accrued and unpaid preferred distributions calculated at a rate of 13% per annum plus the LIBOR rate set forth under the Loan Agreement, as the same may be adjusted to reflect defaults under the C-PAK Holdings LLC Agreement.

Under certain circumstances of a redemption breach, PLC ECI-Master Fund shall have the right, and not the obligation, to force C-PAK Holdings to effect a sale thereof.

The terms of the PrefCo Certificate of Incorporation mirror the provisions of the C-PAK Holdings LLC Agreement with the terms of the Preferred Stock and Common Stock being similar to the terms of the Preferred Units and the Common Units, respectively. Moreover, the manner in which the Redemption Price on the Preferred Stock is calculated mirrors the manner in which the Redemption Price on the Preferred Units is calculated. Once the Preferred Stock is redeemed under the PrefCo Certificate of Incorporation, PLC NON-ECI Master Fund shall no longer hold an equity interest in PrefCo. Furthermore, at any time after November 2, 2024 through and including November 2, 2025, PLC ECI-Master Fund may compel C-PAK Holdings LLC to repurchase its Common Units at the then fair market value.

In addition, Capital Park and/or its subsidiaries entered into additional agreements, including a Stockholders’ Agreement, Investors’ Rights Agreement and Management Services Agreement, each dated as of May 3, 2019, which memorialize supplemental agreements between the parties related to the transactions described above.

Transaction Agreement

On May 3, 2019, C-PAK, P&G, and Capital Park, solely in its capacity as guarantor, entered in an agreement (the “Transaction Agreement”) and completed an acquisition under thereto of certain assets pertaining to the “Joy” and “Cream Suds” trademarks for $30,000,000 plus assumption of certain liabilities.

In the Transaction Agreement, C-PAK and P&G have agreed to certain customary representations, warranties and covenants, including, but not limited to, certain representations as to the financial statements, contracts, liabilities, and other attributes of the respective assets, and certain limited covenants of C-PAK not to solicit employees following the closing.

As of March 31, 2019, the company had paid $70,000 to retain several law firms to complete legal work associated with completing the transaction. The payment of these retainers is recorded as prepaid expenses and will be expensed once services have incurred.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2019, we have no off-balance sheet arrangements.

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2019:

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

Changes in Internal Control

Other than as disclosed above, there have not been any changes identified in connection with our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15d-15(f) under the Exchange Act, during the period of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Designation of Series B Preferred Stock filed with the Nevada Secretary of State on January 9, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 15, 2019).

10.1	Note Conversion Agreement, dated January 9, 2019, among LifeLogger Technologies Corp., Capital Park Opportunities Fund LP, SBI Investments LLC, 2014-1 and Old Main Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2019).

10.2	Voting and First Refusal Agreement, dated January 9, 2019, among LifeLogger Technologies Corp., Capital Park Opportunities Fund LP, SBI Investments LLC, 2014-1 and Old Main Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2019).

31.1*	Section 302 Certificate of Principal Executive Officer.

31.2*	Section 302 Certificate of Principal Financial Officer.

32.1*	Section 906 Certificate of Principal Executive Officer.

32.2*	Section 906 Certificate of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL PARK HOLDINGS CORP.

Dated: August 26, 2019	By:	/s/ Eric C. Blue
Eric C. Blue
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)