Form 10-Q
period 2019-06-30
CAPITAL PARK HOLDINGS CORP.
filed 2019-12-17
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	LOGG	OTC Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 16, 2019
Class A Common Stock, $0.001 par value	9,558,686

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

Condensed Interim Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018 (Unaudited)	F-1

Condensed Interim Statements of Operations for the three and six months period ended June 30, 2019 (Unaudited) and June 30, 2018 (Unaudited)	F-2

Condensed Interim Statements of Changes in Stockholders’ Deficiency for the three and six months period ended June 30, 2019 (Unaudited) and June 30, 2018 (Unaudited)	F-3

Condensed Interim Statements of Cash Flows for the three and six months period ended June 30, 2019 (Unaudited) and June 30, 2018 (Unaudited)	F-4

Notes to the Condensed Interim Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	6

Item 4. Controls and Procedures	6

PART II - OTHER INFORMATION	7

Item 1. Legal Proceedings	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults Upon Senior Securities	7

Item 4. Mine Safety Disclosure	8

Item 5. Other Information	8

Item 6. Exhibits	8

SIGNATURES	9

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

CONDENSED INTERIM BALANCE SHEET

	As at
	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$2,413,247	$-
Accounts receivable, trade (no allowance)	3,187,385	-
Prepaid expenses (Note 10)	149,219	-
Due from related party	281,115	-
Total Current Assets	6,030,976	-
Goodwill	17,363,501	-
Intangible assets	12,293,775	-
Property and Equipment, Net	11,920	-

Total Assets	$35,700,172	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable (Note 3)	2,745,682	206,138
Accrued expenses on convertible Notes payable	-	1,279,052
Convertible notes payable, net of unamortized discount $nil (2018 - $11,809) (Note 4)	-	1,105,590
Derivative liability – Notes and warrants (Note 5)	-	461,539
Promissory note (Note 11)	9,950,000	-
Credit facility (Note 12)	440,000	-
Total Current Liabilities	13,135,682	3,052,319
Credit facility (Note 12)	23,465,912	-
Total Liabilities	36,601,594	3,052,319

Stockholders’ Deficiency:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000 shares issued and outstanding, respectively (Note 9)	1	1
Series B preferred stock, $0.001 par value, 96,428 authorized, 96,428 shares issued and outstanding, respectively (Note 9)	96	-
Class B common stock, $0.001 par value, 2,500,000 shares authorized, nil shares issued and outstanding (Note 9)	-	-
Class A common stock, $0.007 par value, 22,500,000 shares authorized, 9,558,686 and 9,640,915 shares issued and outstanding, respectively (Note 9)	9,642	9,642
Additional paid-in capital	6,925,335	4,066,644
Accumulated deficit	(7,836,496)	(7,128,606)
Total stockholders’ deficiency	(901,422)	(3,052,319)

Total Liabilities and Stockholders’ Deficiency	$35,700,172	$-

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	3,220,085	-	$3,220,085	$-

Cost of revenue	1,663,708	-	1,663,708	-

Gross margin	1,556,377	-	1,556,377	-

Operating Expenses:
Professional fees	833,299	-	892,892	-
Option expense – consulting – other	-	31,911	-	63,822
General and administrative	344,874	16,195	479,524	34,876
Amortization expense	315,491	-	315,569	-
Total Operating Expenses	1,493,664	48,106	1,687,985	98,698

Gain (loss) from operations	62,713	(48,106)	(131,608)	(98,698)

Other income (expenses)
Change in fair value of derivative-Notes (Note 5)	-	(4,689)	-	(66,337)
Interest expense	(563,676)	(109,752)	(576,282)	(628,045)
Total other expenses	(563,676)	(114,441)	(576,282)	(694,382)

Loss before income tax provision	(500,963)	(162,547)	(707,890)	(793,080)
Income tax provision	-	-	-	-

Net Loss	(500,963)	(162,547)	(707,890)	(793,080)

Net Loss Per Common Share:
- Basic and Diluted	(0.05)	(0.26)	(0.07)	(0.26)

Weighted Average Commons Shares Outstanding:
- Basic and Diluted	9,558,686	9,640,915	9,558,686	9,516,889

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Preferred stock Par value $0.001				Common stock Par value $0.001 - $0.007
	Number of Shares		Amount $				Additional Paid-In	Accumulated	Total Stockholders’
	Series A	Series B	Series A	Series B	Number of Shares	Amount $	Capital $	Deficit $	Deficiency $

Balance, December 31, 2017	1,000	-	$1	-	8,772,736	$8,774	$3,952,837	$(5,983,910)	$(2,022,298)

Common stock issued on conversion of convertible Notes payable (Note 10)	-	-	-	-	868,182	868	7,437	-	8,305
Options granted for consultant (Note 8)	-	-	-	-	-	-	31,911	-	31,911
Net Loss	-	-	-	-	-	-	-	(630,533)	(630,533)

Balance, March 31, 2018	1,000	-	$1	-	9,640,918	$9,642	$3,992,185	$(6,614,443)	$(2,612,615)

Options granted for consultant (Note 8)	-	-	-	-	-	-	31,911	-	31,911
Net Loss	-	-	-	-	-	-	-	(162,547)	(162,547)

Balance, June 30, 2018	1,000	-	$1	-	9,640,918	$9,642	$4,024,096	$(6,776,990)	$(2,743,241)

Balance, December 31, 2018	1,000	-	$1	-	9,640,918	$9,642	$4,066,644	$(7,128,606)	$(3,052,319)

Preferred stock issued on conversion of convertible Notes payable (Note 9)	-	96,428	-	96	-	-	$2,858,691	-	$2,858,787
Adjustment	-	-	-	-	(82,232)	-	-	-	-
Net loss	-	-	-	-	-	-	-	$(206,927)	$(206,927)

Balance, March 31, 2019	1,000	96,428	$1	$96	9,558,686	$9,642	$6,925,335	$(7,335,533)	$(400,459)

Net loss	-	-	-	-	-	-	-	$(500,963)	$(500,963)

Balance, June 30, 2019	1,000	96,428	$1	$96	9,558,686	$9,642	$6,925,335	$(7,836,496)	$(901,422)

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

CONDENSED INTERIM STATEMENTS OF CASHFLOWS

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from Operating Activities:
Net loss	$(707,890)	$(793,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	315,569	-
Interest expense	12,606	-
Finance costs	35,892
Options issued – consulting	-	63,822
Interest expense recognized through accretion of discount on debt	-	30,407
Interest expense recognized through amortization of deferred financing costs	-	54
Change in fair value of derivative liabilities-Notes	-	66,337
Changes in Operating Assets and Liabilities:
Accounts receivable	(3,187,395)	-
Prepaid expenses	(129,298)	2,000
Accounts payable	2,539,544	32,332
Accrued expenses on convertible notes payable	-	597,584
Net Cash Used in Operating Activities	(1,120,972)	(544)

Cash flows from Investing Activities:
Acquisition of business	(30,000,000)	-
Due from related party	(281,115)	-
Purchases of property and equipment	(4,686)	-
Net Cash Used in Investing Activities	(30,285,801)	(544)

Cash flows from Financing Activities:
Proceeds from credit facility, net of financing costs	23,870,020	-
Proceeds from note payable	9,950,000	-
Net Cash Provided by Financing Activities	33,820,020	(544)

Net Change in Cash	2,413,247	(544)

Cash - Beginning of Reporting Period	-	781

Cash - End of Reporting Period	$2,413,247	$237

Supplemental Disclosure of Cash Flow Information
Interest paid	500,961	-
Income tax paid	-	-
Issuance of common stocks for settlement of convertible notes payable	-	$8,305
Issuance of Series B preferred stock for settlement of convertible notes payable	$2,858,787	-

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTER ENDED JUNE 30, 2019

Note 1 - Organization and Operations

Capital Park Holdings Corp., which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” was originally incorporated under the laws of the State of Nevada as Snap Online Marketing Inc. on June 4, 2012 and subsequently changed its name to LifeLogger Technologies Corp., which we were referred to as “LifeLogger.” On April 10, 2019, we reincorporated as a Delaware corporation and changed our name to Capital Park Holdings Corp. Our principal business address is 8117 Preston Road, Suite 300, Dallas, Texas 75225, and our telephone number is (972) 525-8546. We registered as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on April 26, 2013. We are currently listed for trading on the OTC Pink under the trading symbol “LOGG.” We are in the process of registering a new trading symbol on the OTC Pink. See Note 13 “Subsequent Events” for organizational and operational changes that occurred after March 31, 2019.

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

On April 10, 2019, we converted from a Nevada corporation to a Delaware corporation and adopted new bylaws and a new certificate of incorporation, which amended and restated the company’s Articles of Incorporation in Nevada. Under the new certificate of incorporation, we created an additional series of our stock now named Class B common stock, par value $0.001 per share. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only difference between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

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

Note 2 - Summary of Significant Accounting Policies

Liquidity and Basis of Presentation

The accompanying unaudited condensed interim financial statements are expressed in United States dollars (“USD”) and related Notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and Notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 15, 2019.

As discussed in Note 10, the Company has been successful in obtaining financing of $30 million to acquire certain assets from The Procter & Gamble Company, an Ohio corporation (“P&G”).

Use of Estimates

The preparation of condensed interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of expenses during the reporting period. Areas involving significant estimates and assumptions include deferred income tax assets and related valuation allowance, accruals, useful lives of property and equipment and intangible assets, and assumptions used in the going concern assessment. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the condensed interim financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Note 2 - Summary of Significant Accounting Policies (continued)

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued

Recently issued accounting pronouncements

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

Note 2 - Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements (continued)

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

The Company has evaluated all other new ASUs issued by FASB and has concluded that these updates do not have a material effect on the Company’s condensed interim financial statements as of June 30, 2019.

Note 3 - Accounts Payable

	As at
	June 30, 2019	December 31, 2018
Accounts payable	$505,837	$181,831
Trades payable	2,215,538	-
Other payable	24,307	24,307
	$2,745,682	$206,138

Accounts payable include $nil (2018: $28,623) due to a former executive of the Company. The payable balance arose primarily due to consulting charges. The payable is unsecured, non-interest bearing and due on demand.

Accounts payable include $251,498 (2018: $49,441) due to a related party. The payable balance arose primarily due to financing received from a related party to settle outstanding accounts payable. The payable is unsecured, non-interest bearing and due on demand.

Note 4 – Convertible Notes Payable

The movement in convertible Notes payable is as follows:

		Original Amount	Unamortized Discount	Guaranteed Interest Accrued	Net Settlement	December 31, 2018
Opening as of January 1, 2016		$-	$-	$-	$-	$-
Conversion on opening balance	(i)	-	-	-	-	-
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(180,908)	130,053
Issued: June 9, 2016	(iv)	87,912	-	4,396	-	92,308
Issued: June 30, 2016	(v)	550,000	(8,956)	22,000	(99,713)	463,331
Issued: April 11, 2017	(vi)	19,167	-	958	-	20,125
Issued: April 11, 2017	(vii)	19,167	-	958	-	20,125
Issued: May 2, 2017	(vi)	14,444	-	722	-	15,166
Issued: May 2, 2017	(vii)	14,444	-	722	-	15,166
Issued: June 1, 2017	(vi)	15,000	-	750	-	15,750
Issued: June 1, 2017	(vii)	15,000	-	750	-	15,750
Issued: August 8, 2017	(vi)	12,778	(566)	639	-	12,851
Issued: August 8, 2017	(vii)	12,778	(567)	639	-	12,851
Issued: September 1, 2017	(vi)	11,667	(725)	584	-	11,526
Issued: November 15, 2017	(vi)	10,278	(996)	514	-	10,294
Issued: November 15, 2017	(vi)	10,278	(994)	514	-	10,295

Ending as of December 31, 2018		$1,339,066	$(11,809)	$58,954	$(280,621)	$1,105,590

Note Conversion: January 9, 2019		$(1,339,066)	$11,809	$(58,954)	$280,621	$(1,105,590)

Ending as of June 30, 2019		-	-	-	-	-

Note 4 – Convertible Notes Payable (continued)

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

During the six months ended June 30, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at June 30, 2019, the Company owed $nil in principal and the accrued interest was $0.

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

During the six months ended June 30, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $115,245 (June 30, 2019- $nil) in principal and the accrued interest was $197,149 (June 30, 2019- $nil), which consisted of the guaranteed interest accrued of $14,808 (June 30, 2019- $nil) included in the convertible Notes balance and the remainder of $182,341 (June 30, 2019- $nil) was recorded in accrued expenses on convertible Notes payable, which included the accrued interest and penalty charges.

Note 4 – Convertible Notes Payable (continued)

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

During the six months ended June 30, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $87,912 (June 30, 2019 - $nil) in principal and the accrued interest was $120,317 (June 30, 2019- $nil), which consisted of the guaranteed interest accrued of $4,396 (June 30, 2019- $nil) included in the convertible Notes balance and the remainder of $115,921 (June 30, 2019- $nil) was recorded in accrued expenses on convertible Notes payable, which included the accrued interest and penalty chares.

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

Note 4 – Convertible Notes Payable (continued)

During the six months ended June 30, 2019, the remaining principal l (December 31, 2018 – $7,709) balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018, the Company owed $450,287 (June 30, 2019- $nil) in principal and the accrued interest was $498,424 (June 30, 2019- $nil), which consisted of the guaranteed interest accrued of $22,000 (June 30, 2019- $nil) included in the convertible Notes balance and $476,424 (June 30, 2019- $nil) was recorded in accrued expenses on convertible Notes payable, which included the accrued interest and penalty chares.

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

During the six months ended June 30, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $83,333 (June 30, 2019- $nil) in principal and the accrued interest was $98,553 (June 30, 2019- $nil), which consisted of the guaranteed interest accrued of $4,167 (June 30, 2019- $nil) included in the convertible Notes balance and $94,346 (June 30, 2019- $nil) was recorded in accrued expenses on convertible Notes payable, which included the accrued interest and penalty.

Note 4 – Convertible Notes Payable (continued)

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

During the six months ended June 30, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $71,667 (June 30, 2019 – $nil) in principal and the accrued interest was $84,605 (June 30, 2019 - $nil), which consisted of the guaranteed interest accrued of $3,583 (June 30, 2019 - $nil) included in the convertible Notes balance and $81,022 (June 30, 2019 – $nil) was recorded in accrued expenses on convertible Notes payable, which includes the accrued interest and penalty chares.

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

The following table summarizes the warrant derivative liabilities and convertible Notes activity for the six months ended June 30, 2019:

Description	Derivative Liabilities
Fair value at December 31, 2017	$347,700
Change due to Issuances	-
Change due to Exercise/Conversion	(596)
Change in Fair Value of warrants and Notes	114,435
Fair value at December 31, 2018	$461,539
Change due to Exercise/Conversion/Cancellation	(461,539)
Change in Fair Value of warrants and Notes	0
Fair value at June 30, 2019	$-

The lattice methodology was used to value the embedded derivatives within the convertible Note and the warrants issued, with the following assumptions.

Assumptions	June 30, 2019	December 31, 2018
Dividend yield	-	0.00%
Risk-free rate for term	-	1.93-2.33%
Volatility	-	347.0%-348.4%
Maturity dates	-	0.50-1.69 years
Stock Price	-	0.00

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

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$-	$-
Fair Value at June 30, 2019	$-	$-	$-	$-

Derivatives	$-	$-	$461,539	$(114,435)
Fair Value at December 31, 2018	$-	$-	$461,539	$(114,435)

Note 7 – Stock Options:

The following is a summary of stock option activity:

		Weighted	Weighted Average
	Options	Average Exercise	Remaining Contractual	Aggregate Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	200,000	$3 .00	1.42
Granted	-
Forfeited	-
Cancelled	(200,000)
Exercised	-
Outstanding, June 30, 2019	-	$-	-	$-
Exercisable, June 30, 2019	-	$-	-	$-

The fair value of the stock options was amortized to stock option expense over the vesting period. The Company recorded stock option expense of $nil, included in operating expenses, during the six months ended June 30, 2019, and $106,370 during the year ended December 31, 2018. At June 30, 2019, the unamortized stock option expense was $nil (December 31, 2018 - $nil)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted were as follows:

2019
Risk-free interest rate	1.93% to 2.33%
Expected life of the options	0.50 to 2.44 years
Expected volatility	316.6% to 420.8%
Expected dividend yield	0%

As at June 30, 2019, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2018	36,667
Less: Exercised	-
Less: Expired/Cancelled	36,667
Add: Issued	-
June 30, 2019	-

During the six-month period ended June 30, 2019, nil warrants expired unexercised and 36,667 warrants were cancelled.

Note 8 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director (resigned effective January 9, 2019)
Eric Blue	Chairman, CEO, CFO and director (effective January 9, 2019)

Consulting services from Officer

Consulting services provided by the officer for the six months ended June 30, 2019 and 2018

		June 30, 2019		June 30, 2018

President, Chief Executive Officer and Chief Financial Officer	$	nil	$	nil

$281,115 is receivable from related party as at six months ended June 30, 2019. The receivable is unsecured, non-interest bearing with no terms of repayment. There are no indications for impairment.

Note 9- Stockholders’ Deficiency

Shares Authorized

The Company’s authorized capital stock consists of 22,500,000 shares of Class A common stock, par value $0.001 per share, 2,500,000 Class B common stock, par value $0.001per share, 5,000,000 shares of Series A preferred stock, par value $0.001 per share and 96,428 Series B preferred stock, par value $0.001 per share.

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

Note 9- Stockholders’ Deficiency (continued)

Common Stock

Common Shares Issued for Cash

No common shares were issued for cash during the six months ended June 30, 2019.

Common Shares Issued for Non- Cash

No common shares were issued for non-cash during the six months ended June 30, 2019.

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

On October 24, 2019, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with SBI and Oasis Capital, LLC, a Puerto Rico limited liability company (“Oasis” and together with SBI, the “Investors”, and each, an “Investor”), pursuant to which the Investors agreed to, in the aggregate between the Investors, purchase from the Company up to Ten Million Dollars ($10,000,000.00)(the “Maximum Commitment Amount”) of the Common Stock.

Under the terms of the Purchase Agreement, the Company shall have the right, but not the obligation, to direct an Investor, by its delivery to the Investor of a put notice (the “Put Notice”) from time to time beginning on the execution date of the Purchase Agreement and ending on the earlier to occur of: (i) the date on which the Investors shall have purchased Put Shares equal to the Maximum Commitment Amount, (ii) October 24, 2021, or (iii) written notice of termination by the Company to the Investors (together, the “Commitment Period”), to purchase Put Shares.

Notwithstanding any other terms of the Purchase Agreement, in each instance, (i) the amount that is the subject of a Put Notice (the “Investment Amount”) is not more than the Maximum Put Amount (as defined below), (ii) the aggregate Investment Amount of all Put Notices shall not exceed the Maximum Commitment Amount and (iii) the Company cannot deliver consecutive Put Notices and/or consummate closings to the same Investor, meaning for the avoidance of doubt, that Put Notices delivered by the Company must alternate between Oasis and SBI. “Maximum Put Amount” means the lesser of (i) such amount that equals two hundred fifty percent (250%) of the average daily trading volume of the Common Stock and (ii) One Million Dollars ($1,000,000.00). The price paid for each share of Common Stock (the “Purchase Price”) subject to a Put Notice (each, a “Put Share”) shall be 85% of the Market Price (as defined below) on the date upon which the Purchase Price is calculated in accordance with the terms and conditions of the Purchase Agreement. “Market Price” means the one (1) lowest traded price of the Common Stock on the principal market for any trading day during the Valuation Period (as defined below), as reported by Bloomberg Finance L.P. or other reputable source. “Valuation Period” means the period of five (5) consecutive trading days immediately following the Clearing Date (as defined below) associated with the applicable Put Notice during which the Purchase Price of the Common Stock is valued, provided, however, that the Valuation Period shall instead begin on the Clearing Date if the respective Put Shares are received as DWAC Shares in the applicable Investor’s brokerage account prior to 11:00 a.m. EST on the respective Clearing Date. “Clearing Date” means the date on which an Investor receives the Put Shares as DWAC Shares in its brokerage account.

Note 9- Stockholders’ Deficiency (continued)

Concurrently with the execution of the Purchase Agreement, the Company, SBI and Oasis entered into a Registration Rights Agreement, dated as of October 24, 2019 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company shall by December 8, 2019, file with the SEC an initial registration statement on Form S-1 covering the maximum number of Registrable Securities (as defined below) as shall be permitted to be included in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by the Investors, including but not limited to under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and the Investors in consultation with their respective legal counsel. “Registrable Securities” means all of the Put Shares which have been, or which may, from time to time be issued, including without limitation all of the shares of Common Stock which have been issued or will be issued to an Investor under the Purchase Agreement (without regard to any limitation or restriction on purchases), and any and all shares of capital stock issued or issuable with respect to Put Shares (as such terms are defined in the Purchase Agreement) issued or issuable to an Investor, and shares of Common Stock issued to an Investor with respect to the Put Shares and the Purchase Agreement as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, without regard to any limitation on purchases under the Purchase Agreement.

As compensation for the commitments made under the Purchase Agreement, the Company paid to the Investors a commitment fee equal to four percent (4%) of the Maximum Commitment Amount (the “Commitment Fee”). The Commitment Fee was paid by the Company by issuing to the Investors 28,752 shares of the Company’s Series B Preferred Stock.

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

Note 9- Stockholders’ Deficiency (continued)

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

Under certain circumstances of a redemption breach, PLC ECI-Master Fund shall have the right, and not the obligation, to force C-PAK Holdings to affect a sale thereof.

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

Note 10- Acquisition of Business

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

The purchase price of $30,000,000 was allocated as follows:

Tangible assets
Molds	7,500
Prepaid expenses	20,000
Total	$27,500
Transfer taxes	(1)
Intangible asset
Intellectual Property/Technology	1,028,000
Customer Base	6,806,000
Tradenames - trademarks	4,775,000
Total	$12,609,000
Goodwill	17,363,501
Total net assets acquired	$30,000,000
Total cash consideration paid	$30,000,000

Goodwill represents the future economic benefits arising largely from the synergies expected from combining the operations of the Company and acquisitions of the business that could not be individually identified and separately recognized. The Company reviews goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. The annual review for goodwill impairment is performed as of the first day of the fourth quarter of each fiscal year. The Company tests for goodwill impairment at the reporting unit level, which is at or one level below the operating segment level. Management determined there were no indications of impairment on the net assets acquired.

The identifiable intangible assets are expected to be amortized on a straight-line basis over the estimated useful lives indicated. The fair value of identifiable intangible assets acquired was determined using income approaches. Significant assumptions utilized in the income approach were based on Company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The intangible assets are amortized over a period of 10 years, in accordance with the terms of their purchase agreement with P&G.

Note 11- Promissory note

P&G Secured Promissory Note

In connection with the entering into of the Transaction Agreement, C-PAK (together with certain affiliates, the “Note Borrowers”) entered into a Senior Secured Promissory Note (the “Secured Note”) in the original principal amount of $9,500,000 with P&G, in its respective capacity as the “Note Lender.”

The interest rate applicable to the borrowing under the Secured Note is equal to 6.00% which is deferred and payable on the maturity date of the Secured Note. Under the Secured Note, the Borrowers must repay the unpaid principal amount of the Secured Note on September 13, 2019. The Note was not repaid as at maturity date and is currently undergoing renegotiations for terms of repayment.

The Secured Note contains customary affirmative and negative covenants, which, among other things, limit the Borrower’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions or (iii) dispose of its assets, grant liens or encumber its assets. These covenants are subject to a number of exceptions and qualifications. For the six-month period ended June 30, 2019, the Company accrued $78,510 in interest, included in accounts payable.

Note 12 – Credit Facility

Senior Secured Credit Facility

On May 3, 2019, C-PAK Consumer Product Holdings LLC, a Delaware limited liability company (“C-PAK”) and C-PAK Consumer Product IP SPV LLC, a Delaware limited liability company (“C-PAK IP”, together with C-PAK, the “Borrowers”) entered into a loan agreement with Piney Lake Opportunities ECI Master Fund LP, a Cayman Islands exempted limited partnership (“PLC ECI-Master Fund”), in its respective capacities as the “Administrative Agent”, “Collateral Agent” and “Lender”, pursuant to which the Borrowers obtained a $22 million term loan (the “Loan Agreement”). The proceeds of the loan were used to acquire certain assets from The Procter & Gamble Company, an Ohio corporation (“P&G”) and to pay fees and expenses related thereto. The Borrowers are subsidiaries of a majority-owned subsidiary of the Company, C-PAK Consumer Product Holdings SPV I LLC, a Delaware limited liability company (“C-PAK Holdings”). C-PAK Holdings is a guarantor under the Loan Agreement. As disclosed in Note 9, an additional balance of $3,000,000 was obtained from PLC ECI-Master Fund by related company, C-PAK. The terms are aligned with the Senior Secured Credit Facility below.

The interest rate applicable to the borrowing under the Loan Agreement is equal to LIBOR plus a margin of 12.00% which is payable monthly beginning on June 30, 2019. Under the Loan Agreement, the Borrowers must repay the unpaid principal amount of the loans quarterly in an amount equal to $440,000 which was to begin on September 30, 2019. The Loan Agreement will mature on May 3, 2024. As at September 30, 2019, the instalments were not yet repaid as management is currently renegotiating the terms of the Agreement with the lender. For the six-month period ended June 30, 2019, the Company paid $500,961 in interest.

As security for its obligations under the Loan Agreement, C-PAK Holdings and the Borrowers granted a lien on substantially all of its assets to the Lender pursuant to a Guaranty and Security Agreement dated May 3, 2019, by and among the Borrowers, C-PAK Holdings and the Collateral Agent (the “Guaranty and Security Agreement”) and a Trademark Security Agreement dated May 3, 2019 by and between C-PAK IP and the Collateral Agent (the “Trademark Security Agreement”). There was a total of $1,129,980 in original issuer discount (“OID”) and financing fees which is being accreted and expensed over the term of the loan using the effective interest method. For the quarter ended June 30, 2019, a total of $38,892 in OID and financing fees were recorded in the interim statements of operations.

The Loan Agreement contains customary affirmative and negative covenants, which, among other things, limit the Borrower’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions or (iii) dispose of its assets, grant liens or encumber its assets. These covenants are subject to a number of exceptions and qualifications.

Note 13 - Subsequent Events

The Company’s management has evaluated subsequent events up to December 13, 2019, the date the condensed interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

Equity Line of Credit

On October 24, 2019, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with SBI and Oasis Capital, LLC, a Puerto Rico limited liability company (“Oasis” and together with SBI, the “Investors”, and each, an “Investor”), pursuant to which the Investors agreed to, in the aggregate between the Investors, purchase from the Company up to Ten Million Dollars ($10,000,000.00)(the “Maximum Commitment Amount”) of the Common Stock. Under the terms of the Purchase Agreement, the Company shall have the right, but not the obligation, to direct an Investor, by its delivery to the Investor of a put notice (the “Put Notice”) from time to time beginning on the execution date of the Purchase Agreement and ending on the earlier to occur of: (i) the date on which the Investors shall have purchased Put Shares equal to the Maximum Commitment Amount, (ii) October 24, 2021, or (iii) written notice of termination by the Company to the Investors (together, the “Commitment Period”), to purchase Put Shares.

Notwithstanding any other terms of the Purchase Agreement, in each instance, (i) the amount that is the subject of a Put Notice (the “Investment Amount”) is not more than the Maximum Put Amount (as defined below), (ii) the aggregate Investment Amount of all Put Notices shall not exceed the Maximum Commitment Amount and (iii) the Company cannot deliver consecutive Put Notices and/or consummate closings to the same Investor, meaning for the avoidance of doubt, that Put Notices delivered by the Company must alternate between Oasis and SBI. “Maximum Put Amount” means the lesser of (i) such amount that equals two hundred fifty percent (250%) of the average daily trading volume of the Common Stock and (ii) One Million Dollars ($1,000,000.00). The price paid for each share of Common Stock (the “Purchase Price”) subject to a Put Notice (each, a “Put Share”) shall be 85% of the Market Price (as defined below) on the date upon which the Purchase Price is calculated in accordance with the terms and conditions of the Purchase Agreement. “Market Price” means the one (1) lowest traded price of the Common Stock on the principal market for any trading day during the Valuation Period (as defined below), as reported by Bloomberg Finance L.P. or other reputable source. “Valuation Period” means the period of five (5) consecutive trading days immediately following the Clearing Date (as defined below) associated with the applicable Put Notice during which the Purchase Price of the Common Stock is valued, provided, however, that the Valuation Period shall instead begin on the Clearing Date if the respective Put Shares are received as DWAC Shares in the applicable Investor’s brokerage account prior to 11:00 a.m. EST on the respective Clearing Date. “Clearing Date” means the date on which an Investor receives the Put Shares as DWAC Shares in its brokerage account.

Concurrently with the execution of the Purchase Agreement, the Company, SBI and Oasis entered into a Registration Rights Agreement, dated as of October 24, 2019 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company shall by December 8, 2019, file with the SEC an initial registration statement on Form S-1 covering the maximum number of Registrable Securities (as defined below) as shall be permitted to be included in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by the Investors, including but not limited to under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and the Investors in consultation with their respective legal counsel. “Registrable Securities” means all of the Put Shares which have been, or which may, from time to time be issued, including without limitation all of the shares of Common Stock which have been issued or will be issued to an Investor under the Purchase Agreement (without regard to any limitation or restriction on purchases), and any and all shares of capital stock issued or issuable with respect to Put Shares (as such terms are defined in the Purchase Agreement) issued or issuable to an Investor, and shares of Common Stock issued to an Investor with respect to the Put Shares and the Purchase Agreement as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, without regard to any limitation on purchases under the Purchase Agreement.

Note 13 - Subsequent Events (continued)

As compensation for the commitments made under the Purchase Agreement, the Company paid to the Investors a commitment fee equal to four percent (4%) of the Maximum Commitment Amount (the “Commitment Fee”). The Commitment Fee was paid by the Company by issuing to the Investors 28,752 shares of the Company’s Series B Preferred Stock.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“period 2018” – 6 months period ended June 30, 2018

●	“period 2019” – 6 months period ended June 30, 2019

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

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

Revenue

Total revenue was 3,220,085 for period 2019 and Nil period 2018. This was a result of the P&G operations.

Operating Expenses

Total operating expenses were $1,687,985 and $98,698 for the six months ended June 30, 2019 and 2018, respectively. Total operating expenses during the six months increased by $1,589,287 compared to 2018 mainly as a result of the increased consulting and legal costs to complete the acquisition of from P&G and operational cost of continuing the business. The increase is operating expenses can also be attributed to the general and administrative expenses incurred by the company during the period.

Other Income (Expenses)

Other expenses for the six-month period ended June 30, 2019 decreased by $118,100 compared to the six-month period ended June 30, 2018, as a result of the conversion of the convertible Notes payable reducing the company’s interest expense.

Net Loss

The net loss for the six-month period ended June 30, 2019 was $707,890 a decrease of $85,190 compared to period 2018, as a result of a decrease in other expenses, partially offset by an increase in operating expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2019, our working capital deficit amounted to $7,104,706 an increase of $4,052,387 as compared to $3,052,319 as of December 31, 2018. This increase is primarily a result of the promissory note and accounts payable.

Net cash used in operating activities was $1,120,972 during the six-month period in 2019 compared to $544 in the six-month period in 2018. The increase in cash used in operating activities is primarily attributable to the large balances in the accounts receivable and payable in due to the business being fully operational.

Capital Resources

The Company is a holding company and its liquidity needs are primarily for fixed and recurring operational expenses.

As of June 30, 2019, the Company had $2,413,247 of cash and cash equivalents compared to $nil as of December 31, 2018. On a stand-alone basis, as of June 30, 2019, the Company had cash and cash equivalents of $2,413,247 compared to $nil at December 31, 2018.

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

Current and Future Financings

Subsequent Events

The Company’s management has evaluated subsequent events up to December 13, 2019, the date the condensed interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

Equity Line of Credit

On October 24, 2019, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with SBI and Oasis Capital, LLC, a Puerto Rico limited liability company (“Oasis” and together with SBI, the “Investors”, and each, an “Investor”), pursuant to which the Investors agreed to, in the aggregate between the Investors, purchase from the Company up to Ten Million Dollars ($10,000,000.00)(the “Maximum Commitment Amount”) of the Common Stock.

Under the terms of the Purchase Agreement, the Company shall have the right, but not the obligation, to direct an Investor, by its delivery to the Investor of a put notice (the “Put Notice”) from time to time beginning on the execution date of the Purchase Agreement and ending on the earlier to occur of: (i) the date on which the Investors shall have purchased Put Shares equal to the Maximum Commitment Amount, (ii) October 24, 2021, or (iii) written notice of termination by the Company to the Investors (together, the “Commitment Period”), to purchase Put Shares.

Notwithstanding any other terms of the Purchase Agreement, in each instance, (i) the amount that is the subject of a Put Notice (the “Investment Amount”) is not more than the Maximum Put Amount (as defined below), (ii) the aggregate Investment Amount of all Put Notices shall not exceed the Maximum Commitment Amount and (iii) the Company cannot deliver consecutive Put Notices and/or consummate closings to the same Investor, meaning for the avoidance of doubt, that Put Notices delivered by the Company must alternate between Oasis and SBI. “Maximum Put Amount” means the lesser of (i) such amount that equals two hundred fifty percent (250%) of the average daily trading volume of the Common Stock and (ii) One Million Dollars ($1,000,000.00). The price paid for each share of Common Stock (the “Purchase Price”) subject to a Put Notice (each, a “Put Share”) shall be 85% of the Market Price (as defined below) on the date upon which the Purchase Price is calculated in accordance with the terms and conditions of the Purchase Agreement. “Market Price” means the one (1) lowest traded price of the Common Stock on the principal market for any trading day during the Valuation Period (as defined below), as reported by Bloomberg Finance L.P. or other reputable source. “Valuation Period” means the period of five (5) consecutive trading days immediately following the Clearing Date (as defined below) associated with the applicable Put Notice during which the Purchase Price of the Common Stock is valued, provided, however, that the Valuation Period shall instead begin on the Clearing Date if the respective Put Shares are received as DWAC Shares in the applicable Investor’s brokerage account prior to 11:00 a.m. EST on the respective Clearing Date. “Clearing Date” means the date on which an Investor receives the Put Shares as DWAC Shares in its brokerage account.

Concurrently with the execution of the Purchase Agreement, the Company, SBI and Oasis entered into a Registration Rights Agreement, dated as of October 24, 2019 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company shall by December 8, 2019, file with the SEC an initial registration statement on Form S-1 covering the maximum number of Registrable Securities (as defined below) as shall be permitted to be included in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by the Investors, including but not limited to under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and the Investors in consultation with their respective legal counsel. “Registrable Securities” means all of the Put Shares which have been, or which may, from time to time be issued, including without limitation all of the shares of Common Stock which have been issued or will be issued to an Investor under the Purchase Agreement (without regard to any limitation or restriction on purchases), and any and all shares of capital stock issued or issuable with respect to Put Shares (as such terms are defined in the Purchase Agreement) issued or issuable to an Investor, and shares of Common Stock issued to an Investor with respect to the Put Shares and the Purchase Agreement as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, without regard to any limitation on purchases under the Purchase Agreement.

As compensation for the commitments made under the Purchase Agreement, the Company paid to the Investors a commitment fee equal to four percent (4%) of the Maximum Commitment Amount (the “Commitment Fee”). The Commitment Fee was paid by the Company by issuing to the Investors 28,752 shares of the Company’s Series B Preferred Stock.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2019, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Condensed Interim Financial Statements included elsewhere in this Quarterly Report.

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

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we identified material weaknesses in internal controls over financial reporting. We have continued to address and mitigate these material weaknesses through the implementation and testing of controls, including taking the following actions:

●	Ensure that controls that are properly designed are adequately performed to appropriately address risk related to critical functionality.

●	Further rationalize documented controls to ensure adequacy of risk mediation.

●	Embed a specific and precise journal entry review and approval process at the subsidiary locations, utilizing systematic workflow approval wherever feasible.

●

Finalize and implement a company-wide formal delegation of authority policy with defined authorization levels and integrate these approval limits with our enterprise resource planning system or other invoice approval software as appropriate.

●	Continue the process of the identification of qualified accounting personnel, including the hiring of a corporate controller and other accounting personnel over the next several months.

While management believes that it has identified the initiatives that need to be undertaken, the controls as described above are in the process of being implemented and have not had sufficient time for management to conclude that they are operating effectively. Therefore, the material weaknesses reported will continue to exist until the aforementioned controls have had sufficient time for management to conclude that they are operating effectively.

Notwithstanding the assessment that our internal control over financial reporting is not effective and that there were material weaknesses as identified in this report, based on our reliance on third parties to provide us with accounting consulting services, ongoing testing and procedures performed, management and our principal executive officers, believe the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial position, results of operations and cash flows at and for the periods covered thereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default regarding the Term Loan and the Secured Note. The Company is pursuing a refinancing of both the Term Loan and the Secured Note; however, there can be no assurance that the Company will be successful in that regard.

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

CAPITAL PARK HOLDINGS CORP.

Dated: December 17, 2019	By:	/s/ Eric C. Blue
Eric C. Blue
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)