Form 10-Q
period 2019-09-30
CAPITAL PARK HOLDINGS CORP.
filed 2019-12-17
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

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

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

Condensed Interim Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018 (Unaudited)	F-1

Condensed Interim Statements of Operations for the three and nine months period ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	F-2

Condensed Interim Statements of Changes in Stockholders’ Deficiency for the three and nine months period ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	F-3

Condensed Interim Statements of Cash Flows for the three and nine months period ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	F-4

Notes to the Condensed Interim Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4. Controls and Procedures	7

PART II - OTHER INFORMATION	7

Item 1. Legal Proceedings	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults Upon Senior Securities	7

Item 4. Mine Safety Disclosure	8

Item 5. Other Information	8

Item 6. Exhibits	8

SIGNATURES	9

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

CONDENSED INTERIM BALANCE SHEET

	As at
	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$1,673,967	$-
Accounts receivable, trade (no allowance)	7,601,406	-
Prepaid expenses (Note 10)	149,219	-
Due from related party	281,115	-
Total Current Assets	9,705,707	-
Goodwill	17,363,501	-
Intangible assets	11,978,550	-
Property and Equipment, Net	38,977	-

Total Assets	$39,086,735	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable (Note 3)	4,796,980	206,138
Accrued expenses on convertible Notes payable	-	1,279,052
Accrued interest on loan payable	825,407	0
Convertible notes payable, net of unamortized discount $nil (2018 - $11,809) (Note 4)	-	1,105,590
Derivative liability – Notes and warrants (Note 5)	-	461,539
Promissory note (Note 11)	9,950,000	-
Credit facility (Note 12)	880,000	-
Total Current Liabilities	16,452,387	3,052,319
Credit facility (Note 12)	23,082,844	-
Total Liabilities	39,535,231	3,052,319

Stockholders’ Deficiency:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000 shares issued and outstanding (December 31, 2018 – 1,000), respectively (Note 9)	1	1
Series B preferred stock, $0.001 par value, 96,428 authorized, 96,428 shares issued and outstanding (December 31, 2018 – nil), respectively (Note 9)	96	-
Class B common stock, $0.001 par value, 2,500,000 shares authorized, nil shares issued and outstanding (Note 9)	-	-
Class A common stock, $0.007 par value, 22,500,000 shares authorized, 9,558,686 and 9,640,915 issued and outstanding (December 31, 2018 – nil), respectively (Note 9)	9,642	9,642
Additional paid-in capital	6,925,335	4,066,644

Accumulated deficit	(7,383,570)	(7,128,606)
Total stockholders’ deficiency	(448,496)	(3,052,319)

Total Liabilities and Stockholders’ Deficiency	$39,086,735	$-

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	4,414,010	-	$7,634,095	$-

Cost of revenue	2,046,297	-	3,710,005	-

Gross margin	2,367,713	-	3,924,090	-

Operating Expenses:
Professional fees	547,824	-	1,440,716	-
Option expense – consulting – other	-	31,911	-	95,733
General and administrative	216,957	16,129	696,481	51,005
Amortization expense	324,598	-	640,167	-
Total Operating Expenses	1089,380	48,040	2,777,365	146,738

Gain (loss) from operations	1,278,333	(48,040)	1,146,725	(146,738)

Other income (expenses)
Change in fair value of derivative-Notes (Note 5)	-	(36,484)	-	(102,821)
Interest expense	(825,407)	(106,042)	(1,401,689)	(734,087)
Total other expenses	(825,407)	(142,526)	(1,401,689)	(836,908)

Gain (Loss) before income tax provision	452,926	(190,565)	(254,964)	(983,645)
Income tax provision	-		-

Net Gain (Loss)	452,926	(190,565)	(254,964)	(983,645)

Net Gain(Loss) Per Common Share:
- Basic and Diluted	0.05	(0.02)	(0.03)	(0.10)

Weighted Average Commons Shares Outstanding:
- Basic and Diluted	9,558,686	9,640,915	9,558,686	9,558,534

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Preferred stock Par value $0.001				Common stock Par value $0.001 - $0.007		Additional Paid-In	Accumulated	Total Stockholders’
	Number of Shares		Amount $		Number	Amount	Capital	Deficit	Deficiency
	Series A	Series B	Series A	Series B	of Shares	$	$	$	$

Balance, December 31, 2017	1,000	-	$1	-	8,772,736	$8,774	$3,952,837	$(5,983,910)	$(2,022,298)

Common stock issued on conversion of convertible Notes payable (Note 10)	-	-	-	-	868,182	868	7,437	-	8,305
Options granted for consultant (Note 8)	-	-	-	-	-	-	31,911	-	31,911
Net Loss	-	-	-	-	-	-	-	(630,533)	(630,533)

Balance, March 31, 2018	1,000	-	$1	-	9,640,918	$9,642	$3,992,185	$(6,614,443)	$(2,612,615)

Options granted for consultant (Note 8)	-	-	-	-	-	-	31,911	-	31,911
Net Loss	-	-	-	-	-	-	-	(162,547)	(162,547)

Balance, June 30, 2018	1,000	-	$1	-	9,640,918	$9,642	$4,024,096	$(6,776,990)	$(2,743,241)

Options granted for consultant (Note 8)	-	-	-	-	-	-	31,911	-	31,911
Net Loss	-	-	-	-	-	-	-	(190,565)	(190,565)

Balance, September 30, 2018	1,000	-	$1	-	9,640,918	$9,642	$4,056,007	$(6,967,555)	$(2,901,905)

Balance, December 31, 2018	1,000	-	$1	-	9,640,918	$9,642	$4,066,644	$(7,128,606)	$(3,052,319)

Preferred stock issued on conversion of convertible Notes payable (Note 9)	-	96,428	-	96	-	-	$2,858,691	-	$2,858,787
Adjustment	-	-	-	-	(82,232)	-	-	-	-
Net loss	-	-	-	-	-	-	-	$(206,927)	$(206,927)

Balance, March 31, 2019	1,000	96,428	$1	$96	9,558,686	$9,642	$6,925,335	$(7,335,533)	$(400,459)

Net loss	-	-	-	-	-	-	-	$(500,963)	$(500,963)

Balance, June 30, 2019	1,000	96,428	$1	$96	9,558,686	$9,642	$6,925,335	$(7,836,496)	$(901,422)

Net gain	-	-	-	-	-	-	-	$452,926	$452,926

Balance, September 30, 2019	1,000	96,428	$1	$96	9,558,686	$9,642	$6,925,335	$(7,383,570)	$(448,496)

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

CONDENSED INTERIM STATEMENTS OF CASHFLOWS

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from Operating Activities:
Net loss	$(254,964)	$(983,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	640,167	-
Interest expense	12,606	-
Finance fees	92,824	-
Options issued – consulting	-	95,733
Interest expense recognized through accretion of discount on debt	-	31,269
Interest expense recognized through amortization of deferred financing costs	-	683
Change in fair value of derivative liabilities-Notes	-	102,821
Changes in Operating Assets and Liabilities:
Accounts receivable	(7,601,406)	-
Prepaid expenses	(129,298)	2,000
Accounts payable	5,416,250	48,327
Accrued expenses on convertible notes payable	-	702,133
Net Cash Used in Operating Activities	(1,823,821)	(679)

Cash flows from Investing Activities:
Acquisition of business	(30,000,000)	-
Due from related party	(281,115)	-
Purchases of property and equipment	(41,116)	-
Net Cash Used in Investing Activities	(30,322,231)	(679)

Cash flows from Financing Activities:

Proceeds from credit facility, net of financing fees	23,870,020
Proceeds from note payable	9,950,000)	-
Net Cash Provided by Financing Activities	33,820,020)	(679)

Net Change in Cash	1,673,968	(679)

Cash - Beginning of Reporting Period	-	781

Cash - End of Reporting Period	$1,673,968	$102

Supplemental Disclosure of Cash Flow Information
Interest paid	500,961	-
Income tax paid	-	-
Issuance of common stocks for settlement of convertible notes payable	-	$8,305
Issuance of Series B preferred stock for settlement of convertible notes payable	$2,858,787	-

See accompanying Notes to the condensed interim financial statements.

CAPITAL PARK HOLDINGS CORP.

(formerly known as LIFELOGGER TECHNOLOGIES CORP.)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

The Company has evaluated all other new ASUs issued by FASB and has concluded that these updates do not have a material effect on the Company’s condensed interim financial statements as of September 30, 2019.

Note 3 - Accounts Payable

	As at
	September 30, 2019	December 31, 2018
Accounts payable	$505,147	$181,831
Trades payable	4,261,835	-
Other payable	29,998	24,307
	$4,796,980	$206,138

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

Note 4 – Convertible Notes Payable

The movement in convertible Notes payable is as follows:

		Original Amount	Unamortized Discount	Guaranteed Interest Accrued	Net Settlement	December 31, 2018
Opening as of January 1, 2016		$-	$-	$-	$-	$-
Conversion on opening balance	(i)	-	-	-	-	-
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(180,908)	130,053
Issued: June 9, 2016	(iv)	87,912	-	4,396	-	92,308
Issued: June 30, 2016	(v)	550,000	(8,956)	22,000	(99,713)	463,331
Issued: April 11, 2017	(vi)	19,167	-	958	-	20,125
Issued: April 11, 2017	(vii)	19,167	-	958	-	20,125
Issued: May 2, 2017	(vi)	14,444	-	722	-	15,166
Issued: May 2, 2017	(vii)	14,444	-	722	-	15,166
Issued: June 1, 2017	(vi)	15,000	-	750	-	15,750
Issued: June 1, 2017	(vii)	15,000	-	750	-	15,750
Issued: August 8, 2017	(vi)	12,778	(566)	639	-	12,851
Issued: August 8, 2017	(vii)	12,778	(567)	639	-	12,851
Issued: September 1, 2017	(vi)	11,667	(725)	584	-	11,526
Issued: November 15, 2017	(vi)	10,278	(996)	514	-	10,294
Issued: November 15, 2017	(vi)	10,278	(994)	514	-	10,295

Ending as of December 31, 2018		$1,339,066	$(11,809)	$58,954	$(280,621)	$1,105,590

Note Conversion: January 9, 2019		$(1,339,066)	$11,809	$(58,954)	$280,621	$(1,105,590)

Ending as of September 30, 2019		-	-	-	-	-

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

The terms and conditions of the $250,000 Note are substantially identical to the March 2016 Note below except the interest rate which is 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of nine months is deemed earned as of the date the Note was issued.

During the nine months ended September 30, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at September 30, 2019 the Company owed $nil in principal and the accrued interest was $0.

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

During the nine months ended September 30, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $115,245 (September 30, 2019- $nil) in principal and the accrued interest was $197,149 (September 30, 2019- $nil), which consisted of the guaranteed interest accrued of $14,808 (September 30, 2019- $nil) included in the convertible Notes balance and the remainder of $182,341 (September 30, 2019- $nil) was recorded in accrued expenses on convertible Notes payable, which included the accrued interest and penalty charges.

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

During the nine months ended September 30, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $87,912 (September 30, 2019 - $nil) in principal and the accrued interest was $120,317 (September 30, 2019- $nil), which consisted of the guaranteed interest accrued of $4,396 (September 30, 2019- $nil) included in the convertible Notes balance and the remainder of $115,921 (September 30, 2019- $nil) was recorded in accrued expenses on convertible Notes payable, which included the accrued interest and penalty chares.

Note 4 – Convertible Notes Payable (continued)

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

During the nine months ended September 30, 2019, the remaining principal (December 31, 2018 – $7,709) balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $450,287 (September 30, 2019- $nil) in principal and the accrued interest was $498,424 (September 30, 2019- $nil), which consisted of the guaranteed interest accrued of $22,000 (September 30, 2019- $nil) included in the convertible Notes balance and $476,424 (September 30, 2019- $nil) was recorded in accrued expenses on convertible Notes payable, which included the accrued interest and penalty chares.

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

Note 4 – Convertible Notes Payable (continued)

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

During the nine months ended September 30, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $71,667 (September 30, 2019 – $nil) in principal and the accrued interest was $84,605 (September 30, 2019 - $nil), which consisted of the guaranteed interest accrued of $3,583 (September 30, 2019 - $nil) included in the convertible Notes balance and $81,022 (September 30, 2019 – $nil) was recorded in accrued expenses on convertible Notes payable, which includes the accrued interest and penalty chares.

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

The following table summarizes the warrant derivative liabilities and convertible Notes activity for the nine months ended September 30, 2019:

Description	Derivative Liabilities
Fair value at December 31, 2017	$347,700
Change due to Issuances	-
Change due to Exercise/Conversion	(596)
Change in Fair Value of warrants and Notes	114,435
Fair value at December 31, 2018	$461,539
Change due to Exercise/Conversion/Cancellation	(461,539)
Change in Fair Value of warrants and Notes	0
Fair value at September30, 2019	$-

The lattice methodology was used to value the embedded derivatives within the convertible Note and the warrants issued, with the following assumptions.

Assumptions	September 30, 2019	December 31, 2018
Dividend yield	-	0.00%
Risk-free rate for term	-	1.93-2.33%
Volatility	-	347.0%-348.4%
Maturity dates	-	0.50-1.69 years
Stock Price	-	0.00

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

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$-	$-
Fair Value at September 30, 2019	$-	$-	$-	$-

Derivatives	$-	$-	$461,539	$(114,435)
Fair Value at December 31, 2018	$-	$-	$461,539	$(114,435)

Note 7 – Stock Options:

The following is a summary of stock option activity:

		Weighted	Weighted Average
	Options	Average Exercise	Remaining Contractual	Aggregate Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	200,000	$3.00	1.42
Granted	-
Forfeited	-
Cancelled	(200,000)
Exercised	-
Outstanding, September 30, 2019	-	$-	-	$-
Exercisable, September 30, 2019	-	$-	-	$-

The fair value of the stock options was amortized to stock option expense over the vesting period. The Company recorded stock option expense of $nil, included in operating expenses, during the nine months ended September 30, 2019, and $106,370 during the year ended December 31, 2018. At September 30, 2019, the unamortized stock option expense was $nil (December 31, 2018 - $nil)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted were as follows:

2019
Risk-free interest rate	1.93% to 2.33%
Expected life of the options	0.50 to 2.44 years
Expected volatility	316.6% to 420.8%
Expected dividend yield	0%

As at September 30, 2019, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2018	36,667
Less: Exercised	-
Less: Expired/Cancelled	36,667
Add: Issued	-
September 30, 2019	-

During the nine-month period ended September 30, 2019, nil warrants expired unexercised and 36,667 warrants were cancelled.

Note 8 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director (resigned effective January 9, 2019)
Eric Blue	Chairman, CEO, CFO and director (effective January 9, 2019)

Consulting services from Officer

Consulting services provided by the officer for the nine months ended September 30, 2019 and 2018

	September 30, 2019		September 30, 2018

President, Chief Executive Officer and Chief Financial Officer	$	nil	$	nil

$281,115 is receivable from related party as at nine months ended September 30, 2019. The receivable is unsecured, non-interest bearing with no terms of repayment. There are no indications for impairment.

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

Note 9- Stockholders’ Deficiency (Continued)

Common Stock

Common Shares Issued for Cash

No common shares were issued for cash during the six months ended September 30, 2019.

Common Shares Issued for Non- Cash

No common shares were issued for non-cash during the nine months ended September 30, 2019.

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

Note 10- Acquisition of Business Acquisition

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

The Secured Note contains customary affirmative and negative covenants, which, among other things, limit the Borrower’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions or (iii) dispose of its assets, grant liens or encumber its assets. These covenants are subject to a number of exceptions and qualifications. For the nine-month period ended September 30, 2019, the Company accrued $150,477 in interest, included in accounts payable.

Note 12 – Credit Facility

Senior Secured Credit Facility

On May 3, 2019, C-PAK Consumer Product Holdings LLC, a Delaware limited liability company (“C-PAK”) and C-PAK Consumer Product IP SPV LLC, a Delaware limited liability company (“C-PAK IP”, together with C-PAK, the “Borrowers”) entered into a loan agreement with Piney Lake Opportunities ECI Master Fund LP, a Cayman Islands exempted limited partnership (“PLC ECI-Master Fund”), in its respective capacities as the “Administrative Agent”, “Collateral Agent” and “Lender”, pursuant to which the Borrowers obtained a $22 million term loan (the “Loan Agreement”). The proceeds of the loan were used to acquire certain assets from The Procter & Gamble Company, an Ohio corporation (“P&G”) and to pay fees and expenses related thereto.The Borrowers are subsidiaries of a majority-owned subsidiary of the Company, C-PAK Consumer Product Holdings SPV I LLC, a Delaware limited liability company (“C-PAK Holdings”). C-PAK Holdings is a guarantor under the Loan Agreement. As disclosed in Note 9, an additional balance of $3,000,000 was obtained from PLC ECI-Master Fund by related company, C-PAK. The terms are aligned with the Senior Secured Credit Facility below.

The interest rate applicable to the borrowing under the Loan Agreement is equal to LIBOR plus a margin of 12.00% which is payable monthly beginning on June 30, 2019. Under the Loan Agreement, the Borrowers must repay the unpaid principal amount of the loans quarterly in an amount equal to $440,000 which was to begin on September 30, 2019. The Loan Agreement will mature on May 3, 2024. As at September 30, 2019, the monthly instalments were not yet repaid as management is currently renegotiating the terms of the Agreement with the lender. For the nine-month period ended September 30, 2019, the Company paid $500,961 in interest and accrued $825,407 included in accrued interest on loan payable.

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

Noe 13 - Subsequent Events

The Company’s management has evaluated subsequent events up to December 13, 2019 the date the condensed interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“period 2018” – 9 months period ended September 30, 2018

●	“period 2019” – 9 months period ended September 30, 2019

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

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

Revenue

Total revenue was 7,634,095 for period 2019 and Nil period 2018. This was a result of the P&G operations.

Operating Expenses

Total operating expenses were $2,777,365 and $146,738 for the nine months ended September 30, 2019 and 2018, respectively. Total operating expenses during the nine months increased by $2,630,627 compared to 2018 mainly as a result of the increased consulting and legal costs to complete the acquisition of from P&G and operational cost of continuing the business. The increase is operating expenses can also be attributed to the general and administrative expenses incurred by the company during the period.

Other Income (Expenses)

Other expenses for the nine-month period ended September 30, 2019 increase by $667,602 compared to the nine-month period ended June 30, 2018, as a result of the increase in the interest expense on term loan.

Net Loss

The net loss for the nine-month period ended September 30, 2019 was $254,964 a decrease of $728,681 compared to period 2018, as a result of an increase in revenue as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2019, our working capital deficit amounted to $6,746,680 an increase of $3,694,361 as compared to $3,052,319 as of December 31, 2018. This increase is primarily a result of the promissory note and accounts payable.

Net cash used in operating activities was $1,823,821 during the nine-month period in 2019 compared to $679 in the nine-month period in 2018. The increase in cash used in operating activities is primarily attributable to the large balances in the accounts receivable and payable in due to the business being fully operational.

Capital Resources

The Company is a holding company and its liquidity needs are primarily for fixed and recurring operational expenses.

As of September 30, 2019, the Company had $1,673,967 of cash and cash equivalents compared to $nil as of December 31, 2018. On a stand-alone basis, as of September 30, 2019, the Company had cash and cash equivalents of $1,673,967 compared to $nil at December 31, 2018.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2019, we have no off-balance sheet arrangements.

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