Form 10-K
period 2019-12-31
BRIDGEWAY NATIONAL CORP.
filed 2020-09-21
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________

Commission file number: 000-55505

BRIDGEWAY NATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-5523835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 15th Street NW, Suite 1030, Washington, D.C.	20005
(Address of principal executive offices)	(Zip Code)

(202) 846-7869

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2019 was approximately $144,614.

The number of shares of the registrant’s Common Stock issued and outstanding was 9,640,915 shares as of September 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

PART I

Unless otherwise specified or the context otherwise requires, references in this prospectus to “Bridgeway,” the “Company,” “we”, “our” and “us” refer to Bridgeway National Corp. and its subsidiaries.

ITEM 1. BUSINESS

General

The Company is structured as a holding company with a business strategy focused on owning subsidiaries engaged in a number of diverse business activities. We are not a “blank check company” as defined in Rule 419 under the Securities Act of 1933, as amended (the “Securities Act”). We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business. Your rights as a holder of shares, and the fiduciary duties of the Company’s Board of Directors and executive officers, and any limitations relating thereto are set forth in the documents governing the Company and may differ from those applying to a Delaware corporation. However, the documents governing the Company specify that the duties of its directors and officers will be generally consistent with the duties of a director of a Delaware corporation.

The Company’s Board of Directors will oversee the management of the Company and our businesses. Initially, the Company’s Board of Directors will be comprised of seven (7) directors, with five (5) of those directors appointed by holders of the Company’s Class A common stock and two (2) of those directors appointed by holders of the Company’s Class B common stock, and at least five (5) of whom will be the Company’s independent directors.

We have accumulated a deficit of $6,905,767 as of December 31, 2019 and will likely require significant additional capital to implement our business plan.

Business Strategy and Core Strengths

We anticipate that the operating businesses we acquire will be managed on a decentralized basis with essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and minimal involvement by the Company’s corporate senior management teams in the day-to-day business activities of the operating businesses. The Company’s corporate senior management team anticipates that it will participate in and have ultimate responsibility for significant decisions, such as capital allocation, investment activities and the selection of a chief executive officer for each of the operating businesses. We will also be responsible for establishing, implementing and monitoring corporate governance policies and practices, including those at the operating businesses, and participating in the resolution of governance-related issues as needed.

We expect that our business activities at the holding company level will be are managed by a small senior corporate management team,, who will research and identify attractive investment opportunities; delegate responsibilities to competent and motivated managers; set operating subsidiary goals; assist managers in the achievement of those goals; define risk parameters; develop appropriate incentive programs; and monitor progress against long-term objectives.

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

Investment Strategy

We will seek to focus on acquiring operating businesses and securities that (a) can be purchased at what we believe to be a fair price relative to intrinsic value, (b) are managed by competent and incentivized management teams, (c) offer reasonable downside protection and (d) directly contribute to the Company’s strategic goals. Over time, we believe that a focus on these objectives should allow us to consistently deliver targeted investment returns that outperforms the broader market. We plan to target investments into businesses that we believe (i) operate in industries with stable long-term operating profiles, (ii) present a stable unlevered free cash flow profile, (iii) have the ability to quickly adapt to changing economic cycles and (iv) face minimal threats of technological or competitive obsolescence.

We believe that an investment strategy focused on investments with these character traits coupled with a value investing orientation should continue to present attractive investment opportunities that allow us to build a less correlated portfolio of operating assets that provide shareholders with exposure to a mix of growth and acyclical operating assets that allow us to maximize shareholder value.

Management Strategy

Our management strategy involves the financial and operational management of the businesses that we anticipate acquiring in a manner that seeks to grow earnings and cash flow and, in turn increasing stockholder value. In general, we plan to oversee and support the management team of each of our businesses by, among other things:

●	recruiting and retaining talented managers to operate our businesses by using structured incentive compensation programs, including minority equity ownership, tailored to each business;

●	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals:

●	assisting management in their analysis and pursuit of prudent organic growth strategies:

●	identifying and working with management to execute on attractive external growth and acquisition opportunities; and

●	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives

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

While we plan to principally focus on deploying a material portion of our investable capital into acquiring controlling interests in privately held and/or thinly traded middle market operating businesses, we may employ a number of acquisition strategies and are permitted to invest across a variety of industries and types of securities including: (i) publicly traded equities; (ii) publicly traded bonds and privately issued, non-investment grade debt, bank debt and other corporate obligations; and (iii) privately issued and publicly traded structured equity and other preferred equity securities.

Key Elements of Our Strategy:

The key elements of our business strategy include the following:

●	Seek to Acquire Undervalued Assets. We intend to make investments in businesses that we believe are undervalued and have potential for growth. We will also seek to capitalize on investment opportunities arising from market inefficiencies, economic or market trends that have not been identified and reflected in market value, or complex or special situations. Certain opportunities may arise from companies/assets that experience busted sell-side auction processes, disappointing financial results, liquidity or capital needs, lowered credit ratings, revised industry forecasts or legal complications. We may acquire businesses or assets directly or we may establish an ownership position through the purchase of debt or equity securities in the open market or in privately negotiated transactions.

●	Utilize a Low-Cost Model. We believe our low overhead model will allow us to more effectively utilize excess cash flows from our portfolio of operating businesses and securities to enhance stockholder through efficient capital allocation activities.

●	Internal Resources and External Network Sufficient to Drive Accretive Opportunities. We believe our internal management team and their strong relationships with industry executives, accountants, attorneys, business brokers, commercial and investment bankers, and other potential sources of acquisition opportunities offer us a strong pipeline of opportunities. Additionally, the flexibility, creativity, experience and expertise of our management team in structuring transactions allows us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.

●	Drive Accountability and Financial Discipline in the Management of our Business. Our management team is accountable directly to our board of directors and has day-to-day responsibility for general oversight of our business and for capital allocation decisions of our operating businesses. We continually evaluate our operating subsidiaries with a view towards maximizing value and cost efficiencies, bringing an owner’s perspective to our operating businesses. In each of these businesses, we will look for senior management teams with the expertise to run their businesses and boards of directors to oversee the management of those businesses. Each management team will be responsible for the day-to-day operations of its businesses and directly accountable to its board of directors.

Competition

In our core business, which is the acquisition of operating businesses and securities, we face intense competition, including competition from companies with significantly greater resources than us, and if we are unable to compete effectively with these companies, our market share may decline, and our business could be harmed.

Employees

As of the date of this report, we had six (6) employees. We believe that our relationship with our employees is good.

Potential Effects of the COVID-19 Pandemic on our Business

The adverse public health developments and economic effects of the COVID-19 pandemic in the United States could adversely affect the Company’s business. Particularly, the COVID-19 pandemic could potentially lead to an extended economic downturn, which would likely make it more difficult to identify and acquire potential candidates, as well as limit the availability of acquisition financing. The Company cannot accurately predict the effect the COVID-19 pandemic will have on the Company.

Corporate Information

The Company was originally incorporated in the State of Nevada on June 4, 2012 under the name Snap Online Marketing, Inc. We changed our name on January 31, 2014 to LifeLogger Technologies Corp. and on April 10, 2019, we reincorporated in Delaware under the name Capital Park Holdings Corp. On December 19, 2019, we changed our name to Bridgeway National Corp. Our executive offices are located at 1015 15th Street NW, Suite 1030, Washington DC 20005 and our telephone number is (202) 846-7689.

Change in Control Transaction

On January 9, 2019, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”), and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main”). Pursuant to the Conversion Agreement, SBI converted $549,042 of principal and $641,565 accrued interest owed to SBI by the Company pursuant to a promissory Note into 42,429 shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), in full satisfaction of such obligation. Pursuant to the Conversion Agreement, Old Main converted $556,547 of principal and $650,094 accrued interest owed to Old Main by the Company pursuant to a promissory Note into 54,000 shares of the Company’s Series B Preferred Stock in full satisfaction of such obligation. Concurrently with and the closing of the transactions for the Old Main Conversion Shares, with an effective date of January 9, 2019, the Company acquired from Old Main and SBI 335,183 shares of Class A Common Stock and from a prior executive of the Company, 1,000 shares of Series A Preferred Stock. The purchase price for the Class A Common Stock was $335.18 in the aggregate and the purchase price for the Series A Preferred Stock was $1 in the aggregate. During the year ended December 31, 2019, the Company declared $39,391 in dividends on the Series B Preferred Stock, of which $28,073 was paid in cash by a related party and $11,318 accrued.

Contemporaneously with the share sale and purchase transaction, Stewart Garner resigned as the Company’s Chief Executive Officer, Chief Financial Officer and director and Eric C .Blue, a principal of the Fund was appointed as the Company’s Chairman of the Board, Chief Executive Officer, Chief Investment Officer and a director. Moreover, we changed our business focus from the development of proprietary cloud-based software programs to our current business of acquiring majority or minority interests in operating businesses.

As a result of the foregoing transaction, a “change in control” of the Company was deemed to have taken place (the “Change in Control Transaction”).

Recent Developments

Equity Purchase Agreement

On October 24, 2019, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability company (“SBI”) and Oasis Capital, LLC, a Puerto Rico limited liability company (“Oasis” and together with SBI, the “Equity Purchasers”), pursuant to which the Equity Purchasers agreed to, in the aggregate between them, purchase from the Company, up to $10,000,000 (the “Maximum Commitment Amount”) of our share of common stock.

Under the terms of the Purchase Agreement, the Company has the right, but not the obligation, to direct an Equity Purchaser, by its delivery of a put notice (the “Put Notice”) from time to time beginning on the execution date of the Purchase Agreement and ending on the earlier to occur of (a) the date on which the Equity Purchasers shall have purchased Put Shares equal to the Maximum Commitment Amount, (b) October 24, 2021 or (c) written notice of termination by the Company to the Equity Purchasers (together, the “Commitment Period”), to purchase Put Shares (as defined below).

Notwithstanding any other terms of the Purchase Agreement, in each instance (a) the amount that is the subject of a Put Notice (the “Investment Amount”) is not more than the Maximum Put Amount (as defined below), (b) the aggregate Investment Amount of all Put Notices shall not exceed the Maximum Commitment Amount and (b) the Company cannot deliver consecutive Put Notices and/or consummate closings to the same Equity Purchaser and must alternate between Oasis and SBI. “Maximum Put Amount” means the lesser of (a) such amount that equals 250% of the average daily trading volume of our shares and (b) $1,000,000. The price paid for each share (the “Purchase Price”) subject to a Put Notice (the “Put Shares”) shall be 85% of the Market Price (as defined below) on the date upon which the Purchase Price is calculated in accordance with the terms and conditions of the Purchase Agreement. “Market Price” means the one lowest traded price of the shares on the principal market for any trading day during the Valuation Period (as defined below), as reported by Bloomberg Finance L.P. or other reputable source. “Valuation Period” means the period of five consecutive trading days immediately following the Clearing Date (as defined below) associated with the applicable Put Notice during which the Purchase Price of the shares is valued, provided, however, that the Valuation Period shall instead begin on the Clearing Date if the respective Put Shares are received via DWAC in the applicable selling stockholder’s brokerage account prior to 11:00 a.m. Eastern Time on the respective Clearing Date. “Clearing Date” means the date on which an Equity Purchaser receives the Put Shares via DWAC in its brokerage account.

As compensation for the commitments made under the Purchase Agreement, the Company paid to the Equity Purchasers a commitment fee equal to 4% of the Maximum Commitment Amount (the “Commitment Fee”). The Commitment Fee was paid by the Company by issuing to the Equity Purchasers 28,572 shares of its Series B Preferred Stock, which shares were authorized for issuance on February 25, 2020 (“Series B Preferred Shares”).

Concurrently with the execution of the Purchase Agreement, the Company and the Equity Purchasers entered into a Registration Rights Agreement, dated as of October 24, 2019 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has filed a registration statement covering the resale by the Equity Purchasers of any Put Shares which may be issued pursuant to the Purchase Agreement and any and Shares which may be issued upon conversion of the Series B Preferred Shares. The effectiveness of this registration statement is a condition to the ability of the Company to issue a Put Notice to an Equity Purchaser and consummate the sale of the applicable number of Put Shares to such Equity Purchaser.

Promissory Note Purchase Agreement

On March 2, 2020 (the “Issue Date”), Bridgeway entered into a promissory note purchase agreement with SBI, on behalf of itself and the other note purchasers (the “Note Purchasers”), pursuant to which the Note Purchasers purchased from the Company (a) 12% convertible promissory notes of the Company in an aggregate principal amount of $845,000 (the “12% Notes”) convertible into Shares (the “Conversion Shares”) of and (b) warrants (the “Warrants”) to acquire up to 4,447,368 Shares subject to a beneficial ownership cap of no greater than 4.99% in the case of each Purchaser (the “Warrant Shares”).

The maturity date of the 12% Notes shall be on that day that is nine (9) months after the Issue Date (the “Maturity Date”) and is the date upon which the principal amount of the 12% Notes, as well as all accrued and unpaid interest and other fees, shall be due and payable.

Under the terms of the 12% Notes, the Note Purchasers shall have the right at any time on or after the Issue Date, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 12% Notes, and any other amounts owed under the 12% Notes, into shares at the Conversion Price (as defined below); provided, however, that in no event shall any Note Purchaser be entitled to convert any portion of any of the 12% Notes in excess of that portion of any 12% Note upon conversion of which the sum of (a) the number of owned by the Note Purchaser and its affiliates (other than Shares issuable upon conversion of the 12% Notes or exercise of the Warrants held by such Note Purchaser) and (b) the number of shares issuable upon the conversion of the portion of any 12% Note with respect to which the determination of this provision is being made, would result in beneficial ownership by any Note Purchaser and its affiliates of more than 4.99% of the Company’s outstanding shares (the “Maximum Share Amount”). The “Conversion Price” per share shall be the lower of (i) $0.095 or (ii) the Variable Conversion Price (as defined below) (subject to adjustment). The “Variable Conversion Price” shall mean 70% multiplied by the Market Price (as defined below). “Market Price” means the lowest Trading Price (as defined below) for our common stock during the fifteen (15) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Price” means, as of any date, the lowest VWAP price for our shares on the applicable trading market trading market (the “Trading Market”) as reported by a reliable reporting service.

The exercise price of the Warrants is $0.095 per share, subject to adjustment. Each Warrant also contains a cashless exercise option and has a term of five (5) years from the Issue Date.

Acquisition and Discontinued Operations

The Company entered into an agreement (the “Transaction Agreement”) on May 3, 2019 with C-PAK, P&G, and Capital Park Holdings Corp., solely in its capacity as guarantor, for an acquisition of certain assets pertaining to the “Joy” and “Cream Suds” trademarks for $30,000,000. As at October 1, 2019, the Transaction Agreement was terminated between the parties. The terms of the termination are undergoing further negotiations. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at, 1015 15th Street NW, Suite 1030, Washington, D.C. 20005. The commencement date of the lease was January 29, 2020 and the term concludes on August 31, 2025. During the initial year of the lease, the per annum fixed rent obligation is $205,965 which increases pursuant to an in-lease escalation clause with the last year of the term having a per annum fixed rent obligation of $233,030.49.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Pink tier of the over-the-counter market under the symbol “LOGG” from February 2014 to April 2020 under the symbol “BDGY” since April 2020. Trading of our common stock is limited and sporadic. There can be no assurance that a liquid market for our common stock will ever develop.

Holders of our Common Stock

As of the date of this report, we had 9,640,915 shares of common stock issued and outstanding and approximately seven holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of the date of this report, they held 8,882,168 shares of common stock for these shareholders. Accordingly, we believe that the Company has significantly in excess of 7,200 beneficial stockholders as of the date of this report.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. However, during the year ended December 31, 2019, the Company declared $39,391 in dividends on the Series B Preferred Stock, of which $28,073 was paid in cash by a related party and $11,318 accrued.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Prior to the Change in Control Transaction that took place on January 9, 2019, we were a lifelogging software company that developed and hosted a proprietary cloud-based software solution accessible on iOS and Android devices that offers an enhanced media experience for consumers by augmenting videos, livestreams and photos with additional context information and provided platform that makes it easy to find and use that data when viewing or sharing media. Subsequent to the Change in Control Transaction, we changed the business plan wherein we intend to be structured as a holding company with a business strategy focused on owning subsidiaries engaged in a number of diverse business activities. Accordingly results of operations for the year ended December 31, 2019 are not comparable with results of operations for the year ended December 31, 2018.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The Company had no revenues in 2019 nor 2018. The Company currently cannot predict when the Company will become revenue producing.

Operating Expenses

Total operating expenses for 2019 increased by $201,120, compared to 2018, mainly as a result of an increase in general and administrative, expenses incurred in connection with the Company’s decision to broaden its business strategy.

Other Expenses

Other expenses for 2019 decreased by $946,097 compared 2018 as a result of the retiring and/or cancellation of all derivative warrants and notes, together with a material decrease in interest expense.

Net Profit (Loss)

The net profit for 2019 was $222,839, an increase of $1,367,535 compared to a net loss in 2018 of $1,144,696, as a result of decreases in other expenses as discussed above partially offset by an increase in general administrative expenses.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2019, our working capital deficit amounted to $14,067 a decrease of $3,038,252 as compared to $3,052,319 as of December 31, 2018. This decrease is primarily a result of a decrease in accounts payable, notes payable and derivative liabilities partially offset by an increase in current assets.

Net cash used in operating activities was $3,865,334 during 2019 compared to $781 in 2018. The increase in cash used in operating activities is primarily attributable to our net loss increasing from ($1,144,696) in fiscal 2018 to $222,839 in fiscal 2019 coupled with the retirement and/or cancellation of all of the Company’s derivative warrant and notes partially offset by an increase in accounts payable and accrued expenses.

Net cash provided by financing activities during 2019 was $33,870,020 compared to $0 in 2018.

Capital Resources

We believe that the Equity Purchase Agreement and Note Purchase Agreement described in “Item 1. Business – Recent Developments” will afford us with sufficient financing to cover immediate our projected operating expenses and working capital needs. However, in order to execute our business plan, we potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us on commercially reasonable terms when needed.

Going Concern Consideration

We had an accumulated deficit of $6,905,767 as of December 31, 2019. Our ability to continue as a going concern is dependent on our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2019, our auditor included a statement that as a result of our deficit accumulated on December 31, 2019, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern without rising additional capital and generating additional revenues and profits from our business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2019, we have no off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-25 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019 for the reasons discussed below.

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

Under the supervision of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 because it identified the following material weakness and significant deficiencies:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we (i) lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and (ii) did not maintain an adequate segregation of duties.

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

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following person listed below have been retained to provide services as our director until the qualification and election of his successor. All holders of our common stock have the right to vote for directors.

The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development business plan, review of the officers’ performance of specific business functions. The board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the registrant. A director shall be elected by the shareholders to serve until the next annual meeting of shareholders, or until his or her death, or resignation and his or her successor is elected.

Currently, our sole executive officer and director is:

Name	Position	Term(s) of Office
Eric Blue	Chief Executive Office and Director	January 9, 2019 to present

Eric Blue, age 40, has been the CEO and a director of the Company since January 9, 2019. Mr. Blue brings to the Company over 15 years of private equity, advisory and legal experience and will be responsible for driving the Company’s overall strategy. Prior to joining the Company, Mr. Blue was the founder and managing partner of Capital Park Management Company, a middle market focused private investing platform that focused on control and non-control transactions. In addition to his direct investing experience and prior to founding Capital Park Management Company, Mr. Blue served as an M&A and capital markets attorney as well as an industrials’ focused corporate finance and M&A investment banker. Mr. Blue graduated summa cum laude from Xavier University of Louisiana with a B.S. in finance and graduated with honors from The University of Texas School of Law.

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

Based solely upon our review of copies of such forms received by us, we believe that, during the year ended December 31, 2019, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the l year ended December 31, 2019.

Code of Ethics

The Company adopted a written code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller and any persons performing similar functions.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Board Oversight in Risk Management

Our Chief Executive Officer, who is our principal executive officer, is our sole director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the board of directors with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the board of directors. The business and operations of our Company are managed by our board of directors as a whole, including oversight of various risks, such as operational and liquidity risks, that our Company faces. Because our board of directors includes a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to Eric Blue, our sole executive officer during the year ended December 31, 2019,

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Eric Blue	2019	600,000	0	0	0	0	0	0	600,000
CEO

Mr. Blue became our CEO on January 9, 2019. We are not party to an employment agreement with Mr. Blue as of the date of this prospectus.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for our President and Chief Executive Officer, our sole executive officer, outstanding as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Eric Blue	0	0	0	-	-	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Blue	0	0	0	0	0	0	0

When we expand our board of directors to include “independent” directors, we intend to compensate them with a combination of cash and stock option awards, depending on our financial resources at that time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of the date of this report with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Bridgeway National Corp., 1015 15th Street NW, Suite 1030, Washington, D.C. 20005. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address	Amount	Percentage
Eric Blue 1015 15th Street, Suite 1030 Washington DC 20005	335,183(indirect)	1.07%

All executive officers and directors as a group (1 person)	335,183(indirect)	1.07%

On January 9, 2019, the Capital Park Opportunities Fund LP, a Delaware limited partnership (the “Fund”) acquired 335,183 Shares and 1,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Shares”) from certain existing securityholders of the Company for an aggregate purchase price of $336.18. The Shares, together with the Series A Preferred Shares, represent 84.4% of the voting power of the Company’s voting stock as of the date of the transaction. Each share of Series A Preferred Stock is entitled to 50,000 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series A Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting. The Fund is controlled by Eric Blue.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by SRCO Professional Corporation for the fiscal year ended December 31, 2018 and MaloneBailey, LLP for the fiscal year ended December 31, 2019.

	MaloneBailey		SRCO
	2019	2018	2019	2018

Audit Fees	$30,000	$-	$12,000	$29,525
Audit-Related Fees	$-	$-	$-	$-
Tax Fees	$-	$-	$1,300	$1,300
All Other Fees	$-	$-	$-	$-
Total	$30,000	$-	$13,300	$30,825

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board of directors approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the board of directors, or, in the period between meetings, by a designated member of the board of directors. Any such approval by the designated member is disclosed to the entire board of directors at the next meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The financial statements and Reports of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-25

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 13, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

3.1(b)	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on January 6, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.1(c)	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on December 28, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017).

3.1(d)	Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on February 23, 2017 (incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C filed on March 16, 2017).

3.1(e)	Certificate of Designation of Series B Preferred Stock filed with the Nevada Secretary of State on January 9, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 15, 2019).

3.1(f)	Plan of Conversion, dated April 10, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

3.1(g)	Articles of Conversion filed with the Nevada Secretary of State on April 10, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

3.1(h)	Certificate of Conversion and Certificate of Incorporation filed with the Delaware Secretary of State on April 10, 2019 (incorporated by reference to Exhibit 3.2 and Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

3.1(i)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed with the Delaware Secretary of State on April 10, 2019 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

3.1(j)	Certificate of Designation, Preferences and Rights of Series B Preferred Stock filed with the Delaware Secretary of State on April 10, 2019 (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

3.2(a)	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 4, 2013).

3.2(b)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on April 11, 2019).

4.1	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2013).

4.2	Promissory Note dated as of July 20, 2015, between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

4.3	Promissory Note dated as of September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.4	Common Stock Purchase Warrant dated as of September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.5	10% Convertible Promissory Note in the original principal amount of $296,153 dated March 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.6	Amendment No. 1 dated March 9, 2016 to Convertible Promissory Note dated September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.7	8% Convertible Promissory Note in the principal amount of $250,000 dated March 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

4.8	10% Convertible Promissory Note in the principal amount of $87,912 dated June 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.9	Amendment dated June 9, 2016 to $296,153 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.10	Amendment dated June 9, 2016 to $250,000 Principal Amount Convertible Promissory Note dated March 9, 2016 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016).

4.11	Promissory Note dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.12	Series A Common Stock Purchase Warrant dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.13	Series B Common Stock Purchase Warrant dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

4.14	10% Convertible Promissory Note dated April 7, 2017 issued by LifeLogger Technologies Corp. to Old Main Capital, LLC (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

4.15	10% Convertible Promissory Note dated April 7, 2017 issued by LifeLogger Technologies Corp. to SBI Investments LLC, 2014-1(incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

10.1	Product Development Agreement dated as of January 7, 2014 between Matrico Holdings, Ltd., and LifeLogger Technologies Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.2	Addendum to Product Development Agreement effective as of June 1, 2014 between Matrico Holdings, Ltd. and LifeLogger Technologies Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.3	Securities Purchase Agreement dated as of September 24, 2014 between LifeLogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.4	Securities Purchase Agreement dated as of December 8, 2014 between LifeLogger Technologies Corp. and Glamis Capital S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

10.5	Securities Purchase Agreement dated as of May 7, 2015 between LifeLogger Technologies Corp. and SSID Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015).

10.6	Securities Purchase Agreement dated as of July 20, 2015 between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).

10.7	Securities Purchase Agreement dated as of September 8, 2015 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.8	Asset Purchase Agreement dated November 10, 2015 entered into among LifeLogger Technologies Corp., Pixorial, Inc. and Andres Espineira (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.9+	Consulting Agreement dated as of November 10, 2015 between LifeLogger Technologies Corp. and Andres Espineira (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.10+	Stock Option Agreement dated as of November 10, 2015 between LifeLogger Technologies Corp. and Andres Espineira (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.11	Amendment dated November 12, 2015 to Promissory Note and Securities Purchase Agreement dated as of July 20, 2015, between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.12	Securities Purchase Agreement dated March 9, 2016 between LifeLogger Technologies Corp. and Old Main Capital, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 16, 2016).

10.13	First Amendment to Asset Purchase Agreement entered into on March 30, 2016 between LifeLogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

10.14	Debt Settlement Agreement dated March 1, 2016 entered into between LifeLogger Technologies Corp. and Glamis Capital SA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2016).

10.15	Amendment No. 2 to Asset Purchase Agreement entered into as of May 3, 2016 by LifeLogger Technologies Corp. and Pixorial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016).

10.16	Stock Redemption Agreement between LifeLogger Technologies Corp. and Consumer Electronics Ventures Corp. dated May 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2016).

10.17	Amended and Restated Asset Purchase Agreement dated as of June 20, 2016 between LifeLogger Technologies Corp., Pixorial, Inc. and Andres Espiniera (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on June 21, 2016).

10.18	Securities Purchase Agreement dated June 30, 2016, by and between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

10.19	Investment Agreement dated as of February 21, 2017 between LifeLogger Technologies Corp. and Stewart Garner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2017).

10.20	Securities Purchase Agreement between LifeLogger Technologies Corp. and Old Main Capital, LLC dated as of April 7, 2017 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

10.21	Securities Purchase Agreement between LifeLogger Technologies Corp. and SBI Investments LLC, 2014-1 dated as of April 7, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).

10.22	Note Conversion Agreement, dated January 9, 2019, among LifeLogger Technologies Corp., Capital Park Opportunities Fund LP, SBI Investments LLC, 2014-1 and Old Main Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2019).

10.23	Voting and First Refusal Agreement, dated January 9, 2019, among LifeLogger Technologies Corp., Capital Park Opportunities Fund LP, SBI Investments LLC, 2014-1 and Old Main Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2019).

31.1*	Section 302 Certificate of Principal Executive Officer

31.2*	Section 302 Certificate of Principal Financial Officer

32.1*	Section 906 Certificate of Principal Executive Officer

32.2*	Section 906 Certificate of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGEWAY NATIONAL CORP.

Date: September 21, 2020	By:	/s/ Eric C. Blue
Eric C. Blue Chief Executive Officer and Chief Investment Officer
(Principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric C. Blue	Chief Executive Officer, Chief Investment Officer and Director	September 21, 2020
Eric C. Blue	(Principal executive, financial and accounting officer)

BRIDGEWAY NATIONAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bridgeway National Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bridgeway National Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2019.
Houston, Texas
September 21, 2020

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

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2016	CHARTERED PROFESSIONAL ACCOUNTANTS
Richmond Hill, Ontario, Canada	Authorized to practise public accounting by the
April 15, 2019	Chartered Professional Accountants of Ontario

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Due from related party	84,997	-
Total current assets	84,997	-
Property and equipment, Net	3,983	-
Total assets	$88,890	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable (Note 3)	87,746	206,138
Dividend payable	11,318	-
Accrued expenses on convertible notes payable	-	1,279,052
Convertible notes payable, net of unamortized discount $nil (2018 - $11,809) (Note 4)	-	1,105,590
Derivative liability – notes and warrants (Note 5)	-	461,539
Total liabilities	99,064	3,052,319

Stockholders’ deficiency:
Series A preferred stock, $0.001 par value, 62,374,819 shares authorized, 1,000 shares issued and outstanding (December 31, 2018 – 1,000), respectively (Note 9)	1	1
Series B preferred stock, $0.001 par value, 125,181 authorized, 96,429 shares issued and outstanding (December 31, 2018 – nil), respectively (Note 9)	96	-
Class B common stock, $0.001 par value, 18,750,000 shares authorized, nil shares issued and outstanding (Note 9)	-	-
Class A common stock, $0.001 par value, 168,750,000 shares authorized, 9,640,915 and 9,640,915 issued and outstanding (December 31, 2018 - 9,640,915 and 9,640,915 issued and outstanding), respectively (Note 9)	9,642	9,642
Additional paid-in capital	6,885,944	4,066,644
Accumulated deficit	(6,905,767)	(7,128,606)
Total stockholders’ deficiency	(10,084)	(3,052,319)

Total liabilities and stockholders’ deficiency	$88,980	$-

Subsequent events (Note 12)

See accompanying notes to the consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2019	December 31, 2018

Revenue	$-	$-

Cost of revenue	-	-

Gross margin	-	-

Operating expenses:
Professional fees	300,838	-
Option expense – consulting – other	-	106,370
General and administrative	85, 572	79,623
Amortization expense	703	-
Total operating expenses	387,113	185,993

Loss from operations	(387,113)	(185,993)

Other expenses
Change in fair value of derivative-Notes (Note 5)	-	(114,435)
Interest expense	(12,606)	(844,268)
Total other expenses	(12,606)	(958,703)

Loss from continuing operations before income tax provision	(399,719)	(1,144,696)
Income tax provision (Note 11)	-	-

Loss from continuing operations	(399,719)	(1,144,696)
Earnings from discontinued operations net of taxes (Note 10)	622,558	-
Net profit (loss)	222,839	(1,144,696)
Series B preferred stock dividend	(39,391)	-
Deemed dividend on convertible preferred stock	(2,397,248)	-
Net loss attributable to common shareholders	(2,213,800)	(1,144,696)
Net loss attributable to common shareholders of continuing operations	(2,836,358)	(1,144,696)
Net profit attributable to common shareholders of discontinuing operations	622,558	-
Net profit (loss) per common share: Basic and Diluted
- Continuing operations	(0.29)	(0.12)
- Discontinuing operations	0.06	-
- Net loss per common share	(0.23)	(0.12)

Weighted average commons shares Outstanding:
- Basic and diluted	9,640,915	9,581,451

See accompanying notes to the consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	Preferred stock Par value $0.001				Common stock Par value $0.001		Additional Paid-In	Accumulated	Total Stockholders’
	Number of Shares		Amount $		Number	Amount	Capital	Deficit	Deficiency
	Series A	Series B	Series A	Series B	of Shares	$	$	$	$

Balance, December 31, 2017	1,000	-	$1	-	8,772,734	$8,774	$3,952,837	$(5,983,910)	$(2,022,298)

Common stock issued on conversion of convertible notes payable (Note 9)	-	-	-	-	868,181	868	7,437	-	8,305
Options granted for consultant (Note 7)	-	-	-	-	-	-	106,370	-	106,370
Net loss	-	-	-	-	-	-	-	(1,144,696)	(1,144,696)

Balance, December 31, 2018	1,000	-	$1	-	9,640,915	$9,642	$4,066,644	$(7,128,606)	$(3,052,319)

Preferred stock issued on conversion of convertible notes payable (Note 9)	-	96,429	-	96	-	-	2,397,152	-	2,397,248
Elimination of derivative liability due to debt settlement (Note 9)	-	-	-	-	-	-	461,539	-	461,539
Series B preferred stock dividend	-	-	-	-	-	-	(39,391)	-	(39,391)
Beneficial conversion feature on convertible preferred stock	-	-	-	-	-	-	2,397,248	-	2,397,248
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	(2,397,248)	-	(2,397,248)

Net profit	-	-	-	-	-	-	-	$222,839	$222,839

Balance, December 31, 2019	1,000	96,429	$1	$96	9,640,915	$9,642	$6,885,944	$(6,905,767)	$(10,084)

See accompanying notes to the consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the year ended
	December 31, 2019	December 31, 2018

Operating Activities:
Net profit (loss)	$222,839	$(1,144,696)
Earnings from discontinued operations	(622,558)	-
Adjustments to reconcile net profit (loss) to net cash from operating activities:
Amortization expense	703	-
Options issued - consulting	-	106,370
Issuance of common stocks for settlement of convertible notes payable	-	8,305
Interest expense recognized through accretion of discount on debt	-	23,959
Interest expense recognized through amortization of deferred financing costs	-	683
Change in fair value of derivative liabilities-notes	-	114,435
Changes in operating assets and liabilities:
Due from related party	(113,070)	-
Prepaid expenses	-	2,000
Accounts payable and accrued expenses	(105,786)	76,843
Accrued expenses on convertible notes payable	-	811,320
Net cash used in operating activities – continued operations	(617,872)	(781)
Net cash used in operating activities – discontinued operations	(3,247,462)	-
Net cash provided by (used in) operating activities	(3,865,334)	(781)
Cash flows from investing activities:
Purchases of property and equipment	(4,686)	-
Net cash used in investing activities - continued operations	(4,686)	-
Net cash used in investing activities - discontinued operations	(30,000,000)	-
Net cash used in investing activities	(30,004,686)	-
Cash flows from financing activities:

Net cash used in financing activities - continued operations	-	-
Net cash used provided by financing activities - discontinued operations	33,870,020	-
Net cash provided by financing activities	33,870,020	-
Net change in cash	-	(781)

Cash - beginning of year	-	781

Cash - end of year	$-	$-

Supplemental Cash Flow Information
Interest paid	-	-
Income tax paid	-	-
Dividends declared on series B preferred stock	39,391	-
Dividends on Series B Preferred Stock paid by related party on behalf of the Company	28,073	-
Issuance of common stocks for settlement of convertible notes payable	-	8,305
Issuance of Series B preferred stock on conversion of convertible notes payable	2,397,248	-
Elimination of derivative liability due to debt settlement	461,539

See accompanying notes to the consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

(formerly known as CAPITAL PARK HOLDINGS CORP. and LIFELOGGER TECHNOLOGIES CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note 1 - Organization and Operations

Bridgeway National Corp., which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” was originally incorporated under the laws of the State of Nevada as Snap Online Marketing Inc. on June 4, 2012 and subsequently changed its name to LifeLogger Technologies Corp., which we were referred to as “LifeLogger.” On April 10, 2019, we reincorporated as a Delaware corporation and changed our name to Capital Park Holdings Corp. On December 19, 2019, we changed our name to Bridgeway National Corp. Our principal business address is 1015 15th Street NW Suite 1030, Washington, DC 20005, 202-846-7869. We registered as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on April 26, 2013. We are currently listed for trading on the OTC Pink under the trading symbol “BDGY.” See Note 12 “Subsequent Events” for organizational and operational changes that occurred after December 31, 2019.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the Unites States of America (“US GAAP”), applied on a consistent basis, and are expressed in United States dollars (“USD”).

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $6,905,767 at December 31, 2019, and a net profit of $222,839 for the year ended December 31, 2019. These factors raise substantial doubt about the Companies ability to continue as a going concern.

Although the Company has recently broadened its business and operating model in an effort to generate more sufficient and stable sources of revenues and cash flows, its cash position is not sufficient to support its daily operations. While the Company believes that its new business and operating model presents a viable strategy to generate sufficient revenue and believes in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the declining balance method for substantially all assets with estimated lives and rates as follows:

Computer equipment	30%

Depreciation methods, useful lives and residual values are reviewed periodically and adjusted prospectively if appropriate.

Note 2 - Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill represents the excess of the purchase price paid, over the net fair value of assets acquired and liabilities assumed, to purchase an enterprise or asset. The Company tests goodwill for impairment at least annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

The accounting guidance provides the Company with the option to perform a qualitative assessment to determine whether further impairment testing is necessary. At December 31, 2019, the Company recorded an impairment for the goodwill relating to the discontinued operations. Refer to Note 10.

Intangible assets

Intellectual property, customer contracts and tradenames that were acquired by the Company from a third party are capitalized and subsequently measured at cost less accumulated amortization and accumulated impairment losses, if they have finite useful lives, they are for approved products or if there are alternative future uses. Amortization is calculated over the cost of the intangible asset less its residual value. Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of intangible assets from the date that they are available for use, since this most closely reflects the expected pattern of consumption of the future economic benefits embodied in the asset. At December 31, 2019, the Company recorded an impairment for the intangible assets relating to the discontinued operations. Refer to Note 10.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. At December 31, 2019, the Company recorded an impairment for the long-lived assets relating to the discontinued operations.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. This new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard.

Revenue recognized under Topic 606 in a manner that reasonably reflects the delivery of its goods and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Fair Value of Financial Instruments

For certain of the Company’s consolidated financial instruments, including accounts payable, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the condensed consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Note 2 - Summary of Significant Accounting Policies (continued)

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued liabilities approximate their fair value because of the short maturity of those instruments. The derivative liabilities are fair valued as described below.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Note 2 - Summary of Significant Accounting Policies (continued)

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

There were no options outstanding as of December 31, 2019 (December 31, 2018 – 200,000).

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were nil options/warrants outstanding as of December 31, 2019 (December 31, 2018 – 200,000 options) and 96,429 preferred convertible stock that were convertible into 42,992,350 common shares. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

Leases: On January 1, 2019, the Company adopted Topic 842. There was no material impact on the consolidated financial statement from adopting the new standard given the Company had no leases at the time of adoption. Subsequent to January 1, 2019, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement and in accordance with the guidance of ASC Topic 842 “Leases”. As at December 31, 2019, there were no arrangements that met the guidance.

Note 3 - Accounts Payable

	As at
	December 31, 2019	December 31, 2018
Accounts payable	$87,746	$181,831
Other payable	-	24,307
	$87,746	$206,138

Accounts payable include $nil (2018: $28,623) due to a former executive of the Company. The payable balance arose primarily due to consulting charges. The payable is unsecured, non-interest bearing and due on demand.

Accounts payable include $nil (2018: $49,441) due to a related party. The payable balance arose primarily due to financing received from a related party to settle outstanding accounts payable. The payable is unsecured, non-interest bearing and due on demand.

Note 4 – Convertible Notes Payable

The movement in convertible notes payable is as follows:

		Original Amount	Unamortized Discount	Guaranteed Interest Accrued	Net Settlement	December 31, 2018
Opening as of January 1, 2016		$-	$-	$-	$-	$-
Conversion on opening balance	(i)	-	-	-	-	-
Issued: March 9, 2016	(ii)	250,000	-	10,000	-	260,000
Issued: March 9, 2016	(iii)	296,153	-	14,808	(180,908)	130,053
Issued: June 9, 2016	(iv)	87,912	-	4,396	-	92,308
Issued: June 30, 2016	(v)	550,000	(8,956)	22,000	(99,713)	463,331
Issued: April 11, 2017	(vi)	19,167	-	958	-	20,125
Issued: April 11, 2017	(vii)	19,167	-	958	-	20,125
Issued: May 2, 2017	(vi)	14,444	-	722	-	15,166
Issued: May 2, 2017	(vii)	14,444	-	722	-	15,166
Issued: June 1, 2017	(vi)	15,000	-	750	-	15,750
Issued: June 1, 2017	(vii)	15,000	-	750	-	15,750
Issued: August 8, 2017	(vi)	12,778	(566)	639	-	12,851
Issued: August 8, 2017	(vii)	12,778	(567)	639	-	12,850
Issued: September 1, 2017	(vi)	11,667	(725)	584	-	11,526
Issued: November 15, 2017	(vi)	10,278	(498)	514	-	10,294
Issued: November 15, 2017	(vi)	10,278	(497)	514	-	10,295

Ending as of December 31, 2018		$1,339,066	$(11,809)	$58,954	$(280,621)	$1,105,590

Note Conversion: January 9, 2019		$(1,339,066)	$11,809	$(58,954)	$280,621	$(1,105,590)

Ending as of December 31, 2019		-	-	-	-	-

(i) Equity Line of Credit

On March 9, 2016, the Company issued an 8% convertible promissory Note in the principal amount of $250,000 to Old Main Capital, LLC (“Old Main”) as a commitment fee for entering into a term sheet whereby Old Main agreed to provide the Company with up to $5,000,000 in financing over a 24 month period through the purchase of the Company’s common stock.

Note 4 – Convertible Notes Payable (continued)

The terms and conditions of the $250,000 Note are substantially identical to the March 2016 Note below except the interest rate which is 8% per annum, half of which is guaranteed and the total amount of interest due on the Note for a period of nine months is deemed earned as of the date the Note was issued.

During the year ended December 31, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2019 the Company owed $nil in principal and the accrued interest was $nil. As at December 31, 2018 the Company owed $250,000 in principal and the accrued interest was $338,959, which consisted of the guaranteed interest accrued of $10,000 included in the convertible notes balance and the remainder of $328,959 was recorded in accrued expenses on convertible notes payable, which included the interest accrued and penalty charges.

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

On June 9, 2016 the Company amended the March 2016 Note whereby the Company revised the Note to remove the equity condition limitations, removed the amortization payment requirements and to permit voluntary conversions in common stock. The Company also revised the conversion price to mean the lesser of (a) the closing price of the Company’s common stock on March 9, 2016 or (b) 60% of the lowest VWAP price of the Company’s common stock for the 15 consecutive trading days ending on the trading day that is immediately prior to any applicable conversion date. The amendment was accounted for using the extinguishment of debt method. The Company recorded $nil (December 31, 2016 - $88,956) loss on extinguishment of debt, which is included in other expenses.

During the year ended December 31, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $115,245 (December 31, 2019- $nil) in principal and the accrued interest was $197,149 (December 31, 2019- $nil), which consisted of the guaranteed interest accrued of $14,808 (December 31, 2019- $nil) included in the convertible notes balance and the remainder of $182,341 (December 31, 2019- $nil) was recorded in accrued expenses on convertible notes payable, which included the accrued interest and penalty charges.

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

Note 4 – Convertible Notes Payable (continued)

During the year ended December 31, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $87,912 (December 31, 2019 - $nil) in principal and the accrued interest was $120,317 (December 31, 2019- $nil), which consisted of the guaranteed interest accrued of $4,396 (December 31, 2019 -$nil ) included in the convertible notes balance and the remainder of $115,921 (December 31, 2019 - $nil) was recorded in accrued expenses on convertible notes payable, which included the accrued interest and penalty chares.

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

The Note can be prepaid by the Company at any time while the Note is outstanding, at a prepayment price of 125% multiplied by the outstanding principal and interest of the Note, subject to SBI’s discretionary acceptance. If an event of default occurs under the Note, which is not cured within three business days, then upon SBI’s provision of notice to the Company of the occurrence of such event of default, the Company shall within three business days of such default notice, pay the total amount outstanding under the Note in cash (including principal, accrued and unpaid interest, applicable penalties (including default multipliers). In the event that the Company does not pay the total amount outstanding within three (3) business days of such default notice, the company will pay interest at 24%. As at December 31, 2018, there were no prepayments made on the Note. During the year ended December 31, 2018, $7,709 of the principal balance had been converted into equity shares.

During the year ended December 31, 2019, the remaining principal (December 31, 2018 – $7,709) balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $450,287 (December 31, 2019- $nil) in principal and the accrued interest was $498,424 (December 31, 2019- $nil), which consisted of the guaranteed interest accrued of $22,000 (December 31, 2019- $nil) included in the convertible notes balance and $476,424 (December 31, 2019- $nil) was recorded in accrued expenses on convertible notes payable, which included the accrued interest and penalty chares.

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

During the year ended December 31, 2019, the remaining balance had been converted into equity shares. Refer to Note 9 for further details.

As at December 31, 2018 the Company owed $71,667 (December 31, 2019 – $nil) in principal and the accrued interest was $84,605 (December 31, 2019 - $nil), which consisted of the guaranteed interest accrued of $3,583 (December 31, 2019 - $nil) included in the convertible notes balance and $81,022 (December 31, 2019 – $nil) was recorded in accrued expenses on convertible notes payable, which includes the accrued interest and penalty chares.

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

Note 4 – Convertible Notes Payable (continued)

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

This note is a derivative because it contains an embedded conversion feature that resets the conversion price upon a fundamental transaction event. The Company recorded a debt discount based on the original issue discount, the embedded derivative, and the derivative warrant issued. The debt discount was being amortized over the term of the convertible debt.

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the year ended December 31, 2019:

Description	Derivative Liabilities
Fair value at December 31, 2017	$347,700
Change due to Exercise/Conversion	(596)
Change in Fair Value of warrants and Notes	114,435
Fair value at December 31, 2018	$461,539
Elimination of derivative liability due to debt settlement	(461,539)
Change in Fair Value of warrants and Notes	-
Fair value at December 31, 2019	$-

Note 5 – Derivative Liability(continued)

The lattice methodology was used to value the embedded derivatives within the convertible note and the warrants issued, with the following assumptions.

Assumptions	December 31, 2019	December 31, 2018
Dividend yield	-	0.00%
Risk-free rate for term	-	1.93-2.33%
Volatility	-	347.0%-348.4%
Maturity dates	-	0.50-1.69 years
Stock Price	-	0.0051

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

Note 6 – Fair Value of Financial Instruments (continued)

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$-	$-
Fair Value at December 31, 2019	$-	$-	$-	$-

Derivatives	$-	$-	$461,539	$(114,435)
Fair Value at December 31, 2018	$-	$-	$461,539	$(114,435)

Note 7 – Stock Options:

The following is a summary of stock option activity:

		Weighted	Weighted Average
	Options	Average Exercise	Remaining Contractual	Aggregate Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	200,000	$3.00	1.42
Granted	-
Forfeited	-
Cancelled	(200,000)	3.00
Exercised	-
Outstanding, December 31, 2019	-	$-	-	$-
Exercisable, December 31, 2019	-	$-	-	$-

The fair value of the stock options was amortized to stock option expense over the vesting period. The Company recorded stock option expense of $nil, included in operating expenses, during the year ended December 31, 2019, and $106,370 during the year ended December 31, 2018. At December 31, 2019, the unamortized stock option expense was $nil (December 31, 2018 - $nil) due to the cancellation in accordance with the note conversion agreement (Note 9).

As at December 31, 2019, the Company had the following warrant securities outstanding:

Common Stock Warrants
December 31, 2018	36,667
Less: Exercised	-
Less: Cancelled	(36,667)
Add: Issued	-
December 31, 2019	-

Warrants (Note 4)	28,333
Exercise Price	$7.88
Expiration Date	September 8, 2015 to September 8, 2020
Warrants (Note 4)	8,334
Exercise Price	**
Expiration Date	June 30, 2016 to June 30, 2019

** Lessor of: $2.46 or $2.88 or any price of equity linked instruments issued by the Company while the warrant is issued and outstanding

During the year ended December 31, 2019, nil warrants expired unexercised and 36,667 warrants were cancelled in accordance with the Note Conversion Agreement (Note 9), effective January 9, 2019.

Note 8 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director (resigned effective January 9, 2019)
Eric Blue	Chairman, CEO, CFO and director (effective January 9, 2019)

Consulting services from Officer

Consulting services provided by the former officer for the year ended December 31, 2019 and 2018

	December 31, 2019		December 31, 2018

Former President, Chief Executive Officer and Chief Financial Officer	$	nil	$28,623

From time to time, Stewart Garner, the Company’s former Chief Executive Officer, Chief Financial Officer and sole director, provided advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand. The Company owed Mr. Garner $nil at the year ended December 31, 2019 (2018: $28,623)

Due from related company

During the year ended December 31, 2019, an amount of $113,070 of payments were made on behalf of a related company by virtue of same management. The amount of $84,997 due to related party as of December 31,2019 were unsecured, bore no interest and were due on demand. Included in the amount were $28,073 in dividends paid by the related party on behalf of the Company as of December 31,2019.

Note 9- Stockholders’ Deficiency

Shares Authorized

The Company’s authorized capital stock consists of 168,750,000 shares of Class A common stock, par value $0.001 per share, 18,750,000 Class B common stock, par value $0.001per share and 62,500,000 shares of preferred stock, par value $0.001 per share of which 1,000 shares are designated “Series A Preferred Stock” and of which one hundred twenty-five thousand and one hundred eighty-one (125,181) shares are designated “Series B Preferred Stock”.

On January 9, 2019, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”), and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main”). Pursuant to the Conversion Agreement, SBI converted $549,042 of principal and $641,565 accrued interest owed to SBI by the Company pursuant to a promissory Note into 42,429 shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), in full satisfaction of such obligation. Pursuant to the Conversion Agreement, Old Main converted $556,547 of principal and $650,094 accrued interest owed to Old Main by the Company pursuant to a promissory Note into 54,000 shares of the Company’s Series B Preferred Stock in full satisfaction of such obligation.

Effective as of April 10, 2019, the Company reincorporated to the State of Delaware from the State of Nevada and amended its Articles of Incorporation to decrease its authorized capital stock from 500,000,000 to 30,000,000 shares, of which 25,000,000 will be common stock and 5,000,000 will be preferred stock, of which, 1,000 shares have been previously designated as Series A Preferred Stock (the “Series A Preferred Stock”) and 96,429 shares have been designated as Series B Preferred Stock (the “Series B Preferred Stock”). In connection with the Company reincorporating to the State of Delaware, the Company also filed certificates of designation, preferences and rights for the Series A Preferred Stock and Series B Preferred Stock with the Secretary of State of the State of Delaware.

Effective as of December 19, 2019, the authorized share capital of the Company was increased from 30,000,000 shares to 250,000,000 shares, of which 187,500,000 shares will be Common Stock (the “Common Stock”), 168,750,000 shares of the Common Stock will be designated Class A Common Stock (the “Class A Common Stock”), 18,750,000 shares of the Common Stock will be designated Class B Common Stock (the “Class B Common Stock”) and 62,500,000 shares will be designated preferred stock, of which, 62,374,819 shares have been designated as Series A Preferred Stock (the “Series A Preferred Stock”) and 125,181 shares have been designated as Series B Preferred Stock.

Note 9- Stockholders’ Deficiency (continued)

Common Stock

Common Shares Issued for Cash

No common shares were issued for cash during the years ended December 31, 2019 and 2018.

Common Shares Issued for Non- Cash

No common shares were issued for non-cash during the year ended December 31, 2019. During the year ended December 31, 2018, a total of $7,709 of the June 2016 Note was converted to 868,181 shares of common stock at a price of $0.00888 per share on January 25, 2018.

Preferred Stock

On January 9, 2019, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”), and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main”). Pursuant to the Conversion Agreement, SBI converted $549,042 of principal and $641,565 accrued interest owed to SBI by the Company pursuant to a promissory Note into 42,429 shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), in full satisfaction of such obligation. Pursuant to the Conversion Agreement, Old Main converted $556,547 of principal and $650,094 accrued interest owed to Old Main by the Company pursuant to a promissory Note into 54,000 shares of the Company’s Series B Preferred Stock in full satisfaction of such obligation. Concurrently with and the closing of the transactions for the Old Main Conversion Shares, with an effective date of January 9, 2019, the Company acquired from Old Main and SBI 335,183 shares of Class A Common Stock and from a prior executive of the Company, 1,000 shares of Series A Preferred Stock. The purchase price for the Class A Common Stock was $335.18 in the aggregate and the purchase price for the Series A Preferred Stock was $1 in the aggregate. Each share of Series A Preferred Stock is entitled to 50,000 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series A Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting.

The shares of the Series B preferred stock are convertible into shares of the Company’s common stock equal to a forty percent (40%) discount to the lowest volume weighted average price of the Company’s Common Stock during the fifteen (15) days immediately preceding the day of exercise of the conversion right. The preferred stock shall have such other rights, preferences and privileges to be set forth in a certificate of designation to be filed with the Secretary of State including Series B preferred stock are entitled to dividend preference to receive cash dividends at the rate of three percent (3.00%) of the Original Series B Issue Price per annum and no voting rights. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $2,397,248. The beneficial conversion feature was fully amortized and recorded as a deemed dividend. During the year ended December 31, 2019, the Company declared $39,391 in dividends on the Series B Preferred Stock, of which $28,073 was paid by a related company and $11,318 accrued.

On October 24, 2019, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with SBI and Oasis Capital, LLC, a Puerto Rico limited liability company (“Oasis” and together with SBI, the “Investors”, and each, an “Investor”), pursuant to which the Investors agreed to, in the aggregate between the Investors, purchase from the Company up to Ten Million Dollars ($10,000,000) (the “Maximum Commitment Amount”) of the Common Stock.

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

Note 9- Stockholders’ Deficiency (continued)

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

As compensation for the commitments made under the Purchase Agreement, the Company paid to the Investors a commitment fee equal to four percent (4%) of the Maximum Commitment Amount (the “Commitment Fee”). The Commitment Fee was paid by the Company by issuing to the Investors 28,572 shares of the Company’s Series B Preferred Stock, authorized on February 25, 2020 and issued as on February 25, 2020 with the amount of $400,000 recorded to deferred financing costs. The fair value was determined based on the issuance price mutually agreed upon between the parties as at the date of issuance.

Note 10- Acquisition and discontinued operations

The Company entered into an agreement (the “Transaction Agreement”) on May 3, 2019 with C-PAK, P&G, and Capital Park Holdings Corp., solely in its capacity as guarantor, for an acquisition of certain assets pertaining to the “Joy” and “Cream Suds” trademarks for $30,000,000.

The acquisition meets the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The purchase price of $30,000,000 was allocated as follows:

Tangible assets
Molds	17,500
Prepaid expenses	70,000
Total	$87,500
Intangible asset
Intellectual Property/Technology	1,028,000
Customer Base	6,806,000
Tradenames - trademarks	4,775,000
Total	$12,609,000
Goodwill	17,303,500
Total net assets acquired	$30,000,000
Total cash consideration paid	$30,000,000

As at October 1, 2019, the Transaction Agreement was terminated between the parties. The terms of the termination are undergoing further negotiations. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations.

Financial information for discontinued operations

Expenses	(2,409,309)
Other income (expenses)
Other income	1,556,376
Interest expense	(1,388,576)
Impairment of intangible assets	(12,005,872)
Impairment of goodwill	(17,303,500)
Write-off of tangible assets	(17,500)
Settlement of debt	32,190,939

Income before income tax provision	622,558
Benefit (provision) for income taxes	-
Income from discontinued operations, net of taxes	622,558

There were no assets or liabilities of discontinued operations held as at December 31, 2019.

Note 10- Acquisition and discontinued operations (continued)

P&G Secured Promissory Note

In connection with the entering into of the Transaction Agreement, C-PAK (together with certain affiliates, the “Note Borrowers”) entered into a Senior Secured Promissory Note (the “Secured Note”) in the original principal amount of $9,950,000 with P&G, in its respective capacity as the “Note Lender.”

The interest rate applicable to the borrowing under the Secured Note is equal to 6.00% which is deferred and payable on the maturity date of the Secured Note. Under the Secured Note, the Borrowers must repay the unpaid principal amount of the Secured Note on September 13, 2019. The Note was not repaid as at maturity date.

The Secured Note contains customary affirmative and negative covenants, which, among other things, limit the Borrower’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions or (iii) dispose of its assets, grant liens or encumber its assets. These covenants are subject to a number of exceptions and qualifications. During the year ended December 31, 2019, the Company had recorded an interest expense of $150,477 on the Secured Note.

Due to the cancellation of the Transaction Agreement, the Secured Note and interest expense has been deemed as settled. Therefore, $nil balance was outstanding as of December 31, 2019.

Senior Secured Credit Facility

On May 3, 2019, C-PAK Consumer Product Holdings LLC, a Delaware limited liability company (“C-PAK”) and C-PAK Consumer Product IP SPV LLC, a Delaware limited liability company (“C-PAK IP”, together with C-PAK, the ”Borrowers”) entered into a loan agreement with Piney Lake Opportunities ECI Master Fund LP, a Cayman Islands exempted limited partnership (“PLC ECI-Master Fund”), in its respective capacities as the “Administrative Agent”, ”Collateral Agent” and “Lender”, pursuant to which the Borrowers obtained a $22 million term loan (the “Loan Agreement”). The proceeds of the loan were used to acquire certain assets from The Procter & Gamble Company, an Ohio corporation (“P&G”) and to pay fees and expenses related thereto. The Borrowers are subsidiaries of a majority-owned subsidiary of the Company, C-PAK Consumer Product Holdings SPV I LLC, a Delaware limited liability company (“C-PAK Holdings”). C-PAK Holdings is a guarantor under the Loan Agreement. An additional balance of $3,000,000 was obtained from PLC ECI-Master Fund by related company, C-PAK. The terms are aligned with the Senior Secured Credit Facility below.

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

The interest rate applicable to the borrowing under the Loan Agreement is equal to LIBOR plus a margin of 12.00% which is payable monthly beginning on June 30, 2019. Under the Loan Agreement, the Borrowers must repay the unpaid principal amount of the loans quarterly in an amount equal to $440,000 which was to begin on September 30, 2019. The Loan Agreement will mature on May 3, 2024. As at December 31, 2019, the monthly instalments were not yet repaid. During the year ended December 31, 2019, the Company had recorded an interest expense of $825,407 on the loan payable.

Due to the cancellation of the Transaction Agreement, the loan and interest expense has been deemed as settled. Therefore, $nil balance was outstanding for the year ended December 31, 2019.

Note 11 – Income Tax Provision

Deferred Tax Assets

At December 31, 2019, the Company had net operating loss (“NOL”) carryforwards for Federal income tax purposes of $3,302,449 that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $636,814 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The statutory rate and the effective tax rate for and as of December 31, 2019 was 21% (2018 – 21%).

Components of the unrealized deferred tax assets:

December 31, 2019
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$636,814
Less valuation allowance	(636,814)
Deferred tax assets, net of valuation allowance	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	December 31, 2019	December 31, 2018
	$	$
Loss from continuing operations	(399,719)	(1,144,696)

Expected income tax recovery from net loss	(83,941)	(240,386)
Non-deductible expenses	148	51,400
Change in valuation allowance	83,793	188,986
	—	—

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company’s tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2015 - 2019.

Note 12 - Subsequent Events

The Company’s management has evaluated subsequent events up to September 21, 2020 the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

Operating lease agreement

The Company entered into an operating lease agreement with a scheduled commencement date on January 15, 2020 for a sixty-seven-month term with an option to renew for a five year term. The fixed annual rent were as follows:

Year 1 - $205,965
Year 2 - $211,114
Year 3 - $216,392
Year 4 - $221,802
Year 5 - $227,347
Year 6 - $233,030

Note 12 - Subsequent Events (continued)

Promissory Note Purchase Agreement

On March 2, 2020 (the “Issue Date”), Bridgeway National Corp. (“Bridgeway” or the “Company”) entered into a promissory note purchase agreement (the “Purchase Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability company (the “Purchaser” or “SBI”), on behalf of itself and the other note purchasers (collectively, the “Purchasers”), pursuant to which the Purchasers purchased from the Company (i) 12% convertible promissory notes of the Company in an aggregate principal amount of $845,000 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Notes”, and each, a “Note”), convertible into shares (the “Conversion Shares”) of common stock of the Company (the “Common Stock”) and (ii) warrants (each a “Warrant” and together, the “Warrants”) to acquire up to 4,447,368 shares of Common Stock (the “Warrant Shares”). The maturity date of the Notes shall be on that day that is nine (9) months after the Issue Date (the “Maturity Date”), and is the date upon which the principal amount of the Notes, as well as all accrued and unpaid interest and other fees, shall be due and payable.

Under the terms of the Notes, the Purchasers shall have the right at any time on or after the Issue Date, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes, and any other amounts owed under the Notes, into fully paid and non-assessable shares of Common Stock, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified at the Conversion Price (as defined below); provided, however, that in no event shall any Purchaser be entitled to convert any portion of any of the Notes in excess of that portion of any Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Purchaser and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of this Note or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of any Note with respect to which the determination of this provision is being made, would result in beneficial ownership by any Purchaser and its affiliates of more than 4.99% of the outstanding shares of Common Stock (the “Maximum Share Amount”). The “Conversion Price” per share shall be the lower of (i) $0.095 or (ii) the Variable Conversion Price (as defined below) (subject to adjustment). The “Variable Conversion Price” shall mean 70% multiplied by the Market Price (as defined below). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Price” or “Trading Prices” means, for any security as of any date, the lowest VWAP price on the Over-the-Counter Pink Marketplace, OTCQB, or applicable trading market (the “Trading Market”) as reported by a reliable reporting service designated by a Purchaser (i.e. www.Nasdaq.com) or, if the Trading Market is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets.

Under the terms of the Warrants, the exercise price per share of the Common Stock under each Warrant shall be equal to $0.095 per share, subject to adjustment (the “Exercise Price”) and each Warrant contains a cashless exercise option. Each Warrant has a term of five (5) years from the Issue Date.

COVID-19

Beginning in March 2020, the government instituted emergency measures as a result of the COVID-19 virus. The virus has had a major impact on international securities and currency markets and consumer activity which may impact the Company’s consolidated financial position, its results of operations and its cash flows significantly. As these are subsequent events, these consolidated financial statements do not reflect such impact. As at September 21, 2020 it is also not possible to accurately quantify or estimate that impact.

