Form 10-Q
period 2020-03-31
BRIDGEWAY NATIONAL CORP.
filed 2020-09-25
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

Commission File Number: 000-55505

BRIDGEWAY NATIONAL CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-5523835
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1015 15th Street NW, Suite 1030, Washington, DC	20005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 1-202-846-7869

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	BDGY	OTC Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 25, 2020
Class A Common Stock, $0.001 par value	9,640,915

BRIDGEWAY NATIONAL CORP.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As at
	March 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash	$313,648	$-
Security deposits	66,155	-
Prepaid expenses	17,244	-
Deferred financing fees	400,000	-
Due from related parties	-	84,997
Total Current Assets	797,047	84,997
Property and equipment, net	68,403	3,983
Right-of-use assets	840,248	-
Total Assets	$1,705,698	$88,980

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	66,595	87,746
Accrued Interest expenses on convertible notes payable	50,700	-
Dividend payable	21,304	11,318
Convertible notes payable, net of unamortized discount $745,670 (2019 - $nil)	99,330	-
Derivative liability – Notes and warrants	2,401,004	-
Right of use liabilities – operating leases, current	111,147	-
Total Current Liabilities	2,750,080	99,064
Right of use liabilities – operating leases, long term	743,006	-
Total Liabilities	3,493,086	99,064

Stockholders’ Deficiency:
Series A preferred stock, $0.001 par value, 62,374,819 shares authorized, 1,000 shares issued and outstanding (December 31, 2019 – 1,000), respectively	1	1
Series B preferred stock, $0.001 par value, 125,181 authorized, 125,001 shares issued and outstanding (December 31, 2019 – 96,429 shares issued and outstanding), respectively	125	96
Class B common stock, $0.001 par value, 18,750,000 shares authorized, nil shares issued and outstanding (Note 9)	-	-
Class A common stock, $0.001 par value, 168,750,000 shares authorized, 9,640,915 and 9,640,915 issued and outstanding (December 31, 2019 – 9,640,915 and 9,640,915 issued and outstanding), respectively	9,642	9,642
Additional paid-in capital	7,120,235	6,885,944

Accumulated deficit	(8,917,391)	(6,905,767)
Total Stockholders’ Deficiency	(1,787,388)	(10,084)

Total Liabilities and Stockholders’ Deficiency	$1,705,698	$88,980

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Operating Expenses:
Professional fees	32,210	59,593
General and administrative	176,422	134,650
Amortization expense	1,958	78
Total Operating Expenses	210,590	194,321

Loss from operations	210,590	194,321

Other income (expenses)
Change in fair value of derivative liabilities	37,994	-
Loss on derivative liabilities	(1,739,698)	-
Interest expense	(99,330)	(12,606)
Total other expenses	(1,801,034)	(12,606)

Loss before income tax provision	(2,011,624)	(206,927)
Income tax provision	-	-

Net loss	(2,011,624)	(206,927)
Series B preferred stock dividend	(9,986)	-
Deemed dividend on Series B convertible preferred stock	-	(2,397,248)
Net loss attributable to common stockholders	(2,021,610)	(2,604,175)
Net loss Per Common Share:
- Basic and Diluted	(0.21)	(1.91)

Weighted Average Commons Shares Outstanding:
- Basic and Diluted	9,640,915	1,365,527

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Preferred stock Par value $0.001				Common stock Par value $0.001		Additional Paid-In	Accumulated	Total Stockholders’
	Number of Shares		Amount $		Number	Amount	Capital	Deficit	Deficiency
	Series A	Series B	Series A	Series B	of Shares	$	$	$	$

Balance, December 31, 2018	1,000	-	$1	-	9,640,915	$9,642	$4,066,644	$(7,128,606)	$(3,052,319)

Preferred stock issued on conversion of convertible notes payable	-	96,429	-	96	-	-	2,397,152	-	2,397,248
Elimination of derivative liability due to debt settlement	-	-	-	-	-	-	461,539	-	461,539
Beneficial conversion feature on convertible preferred stock	-	-	-	-	-	-	2,397,248	-	2,397,248
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	(2,397,248)	-	(2,397,248)
Net loss	-	-	-	-	-	-	-	$(206,927)	$(206,927)

Balance, March 31, 2019	1,000	96,429	$1	$96	9,640,915	$9,642	$6,925,335	$(7,335,533)	$(400,459)

Balance, December 31, 2019	1,000	96,429	$1	$96	9,640,915	$9,642	$6,885,944	$(6,905,767)	$(10,084)

Preferred stock issued as compensation for deferred financing fees	-	28,572	-	29	-	-	399,971	-	400,000
Series B Preferred stock dividend	-	-	-	-	-	-	(9,986)	-	(9,986)
Deemed distribution to CEO	-	-	-	-	-	-	(155,694)	-	(155,694)
Net loss	-	-	-	-	-	-	-	(2,011,624)	(2,011,624)

Balance, March 31, 2020	1,000	125,001	$1	$125	9,640,915	$9,642	$7,120,235	$(8,917,391)	$(1,787,388)

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from Operating Activities:
Net loss	$(2,011,624)	$(206,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,958	78
Interest accretion on convertible notes	-	12,606
Initial recognition of loss of derivative liabilities	1,739,698	-
Interest expense accretion of convertible notes discount	99,330	-
Change in fair value of derivative liabilities	(37,994)	-
Non cash operating lease expense	39,387	-

Changes in Operating Assets and Liabilities:
Security deposits	(66,155)	-
Prepaid expense	(17,244)	(70,000)
Due from related parties	(70,697)	268,929
Accounts payable and accrued expenses	(21,151)	-
Right of use liabilities	(25,482)	-
Net Cash Provided by (Used in) Operating Activities	(369,974)	4,686

Cash flows from Investing Activities:
Purchases of property and equipment	(66,378)	(4,686)
Net Cash Used in Investing Activities	(66,378)	(4,686)

Cash flows from Financing Activities:
Proceeds from convertible notes	750,000	-
Net Cash Provided by Financing Activities	750,000	-

Net Change in Cash	313,648	-

Cash - Beginning of Reporting Period	-	-

Cash - End of Reporting Period	$313,648	$-

Supplemental Disclosure of Cash Flow Information
Interest paid	-	-
Income tax paid	-	-
Issuance of Series B preferred stock as compensation for deferred financing fees	400,000	-
Issuance of Series B preferred stock on conversion of convertible notes payable	-	2,397,248
Elimination of derivative liability due to debt settlement	-	461,539
Dividends declared on series B preferred stock	9,986	-
Right of use assets and right of use liabilities recognized	879,635	-
Initial recognition of debt discount	845,000	-
Deemed distribution to CEO	155,694	-

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTER ENDED MARCH 31, 2020

Note 1 - Organization and Operations

Bridgeway National Corp., which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” was originally incorporated under the laws of the State of Nevada as Snap Online Marketing Inc. on June 4, 2012 and subsequently changed its name to LifeLogger Technologies Corp., which we were referred to as “LifeLogger.” On April 10, 2019, we reincorporated as a Delaware corporation and changed our name to Capital Park Holdings Corp. On December 19, 2019, we changed our name to Bridgeway National Corp. Our principal business address is 1015 15th Street NW Suite 1030, Washington, DC 20005, 202-846-7869. We registered as a reporting company under the Securities Exchange Act of 1934, as amended on April 26, 2013. We are currently listed for trading on the OTC Pink under the trading symbol “BDGY.”

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

Note 2 - Summary of Significant Accounting Policies

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Liquidity and Basis of Presentation

The accompanying unaudited consolidated financial statements are expressed in United States dollars (“USD”) and related Notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2019 and Notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on September 21, 2020.

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit of $8,917,391 at March 31, 2020, and a net loss of $2,011,624 for the three-month ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Leases

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, right of use liabilities – operating leases, current, and right of use liabilities – operating leases, long-term in the balance sheet.

Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and right of use liabilities represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statements of operations. The Company determines the lease term by agreement with lessor. As our lease do not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 10 for further discussion.

Convertible Notes Payable and Derivative Instruments

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements effective as of April 1, 2017. In doing so, warrants with a down round feature previously treated as derivative liabilities in the balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. Previously, the Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

If the conversion feature and other features embed within convertible note meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the valuation technique upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible note, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible note derivative is recorded as a liability with an offsetting amount which offsets the carrying amount of the note. The convertible debt derivative is revalued at the end of each reporting period on a recurring basis and any change in fair value is recorded as a gain or loss in the consolidated statements of operations. The note discount is amortized through interest expense over the life of the note.

Note 2 - Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders’ equity as separate financial statements for the current and comparative year-to-date interim periods beginning on January 1, 2020. The additional elements of the ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its financial condition, results of operations, and cash flows.

In March 2020, the FASB issued ASU No. 2030-20 Codification Improvements to Financial Instruments, An Amendment of the FASB Accounting Standards Codification: a)in ASU No. 2016-01, b) in Subtopic 820-10, c) for depository and lending institutions clarification in disclosure requirements, d) in Subtopic 470-50, e) in Subtopic 820-10, f) Interaction of Topic 842 and Topic 326, g) Interaction of the guidance in Topic 326 and Subtopic 860-20.The amendments in this Update represent changes to clarify or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. For public business entities updates under the following paragraphs: a), b), d) and e) are effective upon issuance of this final update. The effective date for c) is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

Note 3 – Property and Equipment

Property and equipment as at March 31, 2020 consisted of the following:

	March 31, 2020 $	December 31, 2019 $
Computer and equipment	4,686	4,686
Office equipment	66,378	-
	71,064	4,686
Accumulated depreciation	(2,661)	(703)
Total	68,403	3,983

Note 4 – Convertible Notes Payable

 On March 2, 2020 (the “Issue Date”), the Company entered into a promissory note purchase agreement (the “Purchase Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability company (the “Purchaser” or “SBI”), on behalf of itself and the other note purchasers (collectively, the “Purchasers”), pursuant to which the Purchasers purchased from the Company (i) 12% unsecured convertible promissory notes of the Company in an aggregate principal amount of $845,000 of which $75,000 were related to original issuance discount and $20,000 were related to deferred finance costs (with the understanding that the initial six months of such interest shall be guaranteed) (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Notes”, and each, a “Note”), convertible into shares (the “Conversion Shares”) of common stock of the Company (the “Common Stock”) and (ii) warrants (each a “Warrant” and together, the “Warrants”) to acquire up to 4,447,368 shares of Common Stock (the “Warrant Shares”). The maturity date of the notes is December 2, 2020 (the “Maturity Date”).

Under the terms of the Notes, the Purchasers shall have the right at any time on or after the Issue Date, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes, and any other amounts owed under the Notes, into shares of Common Stock at the Conversion Price (as defined below). However, in no event shall any Purchaser be entitled to convert any portion of any of the Notes in excess of the amount that upon conversion would result in the number of shares of Common Stock beneficially owned by the Purchaser and its affiliates to exceed 4.99% of the outstanding shares of Common Stock (the “Maximum Share Amount”). The “Conversion Price” per share is the lower of (i) $0.095 or (ii) the Variable Conversion Price (as defined below). The “Variable Conversion Price” shall mean 70% multiplied by the Market Price (as defined below). “Market Price” means the lowest trading price for the Common Stock during the fifteen (15) day period ending on the last complete trading day prior to the Conversion Date.

Under the terms of the Warrants, the exercise price per share of the Common Stock under each Warrant shall be equal to $0.095 per share, subject to adjustment (the “Exercise Price”) and each Warrant contains a cashless exercise option. Each Warrant has a term of five (5) years from the Issue Date.

The Notes and Warrants included embedded derivative features that were accounted for as derivative liabilities due to the variable conversion prices upon default and forced conversion; full reset provisions; and redemption features based on FASB guidance in ASC 815 and EITF 07–05. The Warrants were treated as derivative liabilities due to the tainted equity environment based on the notes that are convertible into an indeterminate number of shares. As at March 2, 2020, the Company recorded an initial recognition loss of derivative liabilities of $1,739,698, $750,000 discount on the notes payable of which $50,700 is 6-months guaranteed interest and $95,000 original issuance discount amortized over the term of the convertible notes. The amount of amortization recognized on the discount for the three-month period ended was $99,330.

As at March 31, 2020 the Company owed $845,000 in principal and the accrued interest was $50,700, which consisted of the guaranteed interest accrued of $50,700 and was recorded in accrued expenses on the convertible notes.

Note 5 – Derivative Liability

In connection with the sale of debt or equity instruments, the Company may sell warrants to purchase the Company’s common stock. In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of the Company’s common stock price over the life of the instrument.

The following table summarizes the derivative liabilities on the warrants and convertible notes activity for the three months ended March 31, 2020:

Derivative Liabilities
Derivative liabilities as at December 31, 2019	-
Initial recognition of loss of derivative liabilities	$1,739,698
Convertible notes discount	699,300
Change in fair value of notes and warrants	(37,994)
Derivative liabilities as at March 31, 2020	$2,401,004

The Monte Carlo methodology was used to value the derivative components, using the following assumptions:

	Warrants	Notes
Dividend yield	-	12%
Risk-free rate for term	1.05% to 0.38%	0.23% - 0. 97%
Volatility	288.6% to 292.1%	301.8% to 286.5%
Remaining term (Years)	4.92 years	0.67
Stock Price	$0.095 to $0.110	$0.095 to $0.110

Note 6 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, derivative liabilities and convertible debt. The estimated fair value of the financial instruments approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the convertible notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Based on ASC Topic 815 and related guidance, the Company concluded the common stock purchase warrants are required to be accounted for as derivatives as of the issue date due to a reset feature on the exercise price. At the date of issuance warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains
Derivatives	$-	$-	$-	$-
Fair Value at December 31, 2019	$-	$-	$-	$-

Derivatives	$-	$-	$2,401,004	$37,994
Fair Value at March 31, 2020	$-	$-	$2,401,004	$37,994

Note 7 – Warrants:

As at March 31, 2020, the Company had the following warrant securities outstanding:

Common Stock Warrants
January 1, 2020	-
Less: Exercised	-
Less: Expired/Cancelled	-
Add: Granted	4,447,368
March 31, 2020	4,447,368

The fair value of the warrants at issuance was $577,868, with an expiration of March 3, 2025 and exercise price of $0.095. The fair value of the warrants as at March 31, 2020 was $648,760.

Note 8 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director (resigned effective January 9, 2019)
Eric Blue	Chairman, CEO, CFO and director (effective January 9, 2019)

Consulting services from Officer

Consulting services provided by the officer for the three months ended March 31, 2020 and 2019

		March 31, 2020		March 31, 2019

President, Chief Executive Officer and Chief Financial Officer	$	nil	$	nil

A balance of $155,694 were deemed distribution to CEO as at March 31, 2020. An amount of $113,070 (December 31, 2019 - $113,070) were payments made on behalf of a related company by virtue of same management during the year ended December 31, 2019. Included in the amount were $28,073 in dividends paid by the related party on behalf of the Company during the year ended December 31, 2019 and $70,697 of advances to the CEO during the three months ended March 31, 2020.

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

Common Stock

Common Shares Issued for Cash

No common shares were issued for cash during the three months ended March 31, 2020.

Common Shares Issued for Non- Cash

No common shares were issued for non-cash during the three months ended March 31, 2020.

Preferred Stock

During the three month period ended March 31, 2020, the Company declared $9,986 in dividends on the Series B Preferred Stock, of which $9,986 was accrued as Dividend Payable.

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

Note 10- Lease

The Company entered into an operating lease agreement with a scheduled commencement date on January 15, 2020 for a sixty-seven-month term, with an option to renew for a five-year term.

The Company adopted ASC 842 – Leases using the modified retrospective cumulative catch-up approach beginning on January 1, 2019. Under this approach, the Company did not restate its comparative amounts and recognized a right-of-use asset equal to the present value of the future lease payments. The Company elected to apply the practical expedient to only transition contracts which were previously identified as leases and elected to not recognize right-of-use assets and right of use liabilities for leases of low value assets.

When measuring the right of use liabilities, the Company discounted lease payments using its incremental borrowing rate at January 15, 2020. The weighted-average-rate applied is 12%.

$
Operating lease right-of-use asset – initial recognition	879,635
Amortization	(39,387)
Balance at March 31, 2020	840,248

Right of use liabilities – operating leases – initial recognition	879,635
Repayment and interest accretion	(25,482)
Balance at March 31, 2020	854,153

Current portion of right of use liabilities – operating leases	111,147
Noncurrent portion of right of use liabilities – operating leases	743,006

The operating lease expense was $65,396 for the three months ended March 31, 2020 and included in the general and administrative expense.

The following table represents the contractual undiscounted cash flows for right of use liabilities – operating leases due within twelve months of March 31,

$
2020	207,252
2021	212,434
2022	217,744
2023	223,188
2024	228,768
thereafter	77,677
Total minimum lease payments	1,167,063
Less: effect of discounting	(312,910)
Present value of future minimum lease payments	854,153
Less: current portion of right of use liabilities – operating leases	111,147
Noncurrent portion of right of use liabilities – operating leases	743,006

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

RESULTS OF OPERATIONS

Three months ended March 31, 2020, as compared to three months ended March 31,2019

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2020 and 2019. For comparative purposes, we are comparing the three months ended March 31, 2020, to the three months ended March 31, 2020. The following discussion should be read in conjunction with the Company’s financial statements and the related notes included in this quarterly report.

Revenue

Total revenue was $0 for the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

Cost of Revenue

We had no cost of revenues for the period ended March 31, 2020 or the period ended March 31, 2019 as we had no revenues.

Operating Expenses

Total operating expenses were $210,590 and $194,321 for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase is operating expenses can also be attributed to the general and administrative expenses incurred by the Company during the period.

Other Income (Expenses)

Other expenses for the three-month period ended March 31, 2020 increased by $1,788,428 compared to the three-month period ended March 31, 2019, as a result of the increase in the interest expense on convertible notes and also due to loss on derivatives.

Net Loss

The net loss was $2,011,624 and $206,927 for the three months ended March 31, 2020 and March 31, 2019, respectively. This increase is a result of the increase in operating expenses and other expenses discussed above.

Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2020, our working capital deficit amounted to $1,953,033 an increase of $1,938,966 as compared to $14,067 as of December 31, 2019. This increase is primarily a result of the Company entering into its operating lease for administrative operations.

Net cash used in operating activities was ($369,974) during the three-month period ended March 31, 2020 compared to cash provided by operating activities of $4,686 in the three-month period ended March 31, 2019. The increase in cash used in operating activities is primarily attributable to our net loss increasing from $206,927 in the three-month period ended March 31, 2019 compared to $2,011,624 in the three-month period ended March 31, 2020.

Capital Resources

The Company is a holding company and its liquidity needs are primarily for fixed and recurring operational expenses.

As of March 31, 2020, the Company had $313,648 of cash and cash equivalents compared to $nil as of December 31, 2019. On a stand-alone basis, as of March 31, 2020, the Company had cash and cash equivalents of $313,648 compared to $nil at December 31, 2019.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations and other cash needs for our operations for at least the next twelve months through a combination of distributions from our subsidiaries and from raising of debt or equity, refinancing of certain of our indebtedness or preferred stock, other financing arrangements and/or the sale of assets and certain investments. We anticipate that as we continue to scale our operations, we will reinvest cash and receivables into the growth of our various businesses, and therefore do not anticipate keeping a large amount of cash on hand at the holding company level. The ability of our subsidiaries to make distributions to the Company is and will be in the future subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements and the availability of sufficient funds at each subsidiary. Although the Company believes that it will be able to raise equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Current and Future Financings

Promissory Note Purchase Agreement

On March 2, 2020 (the “Issue Date”), the Company entered into a promissory note purchase agreement (the “Purchase Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability company (the “Purchaser” or “SBI”), on behalf of itself and the other note purchasers (collectively, the “Purchasers”), pursuant to which the Purchasers purchased from the Company (i) 12% convertible promissory notes of the Company in an aggregate principal amount of $845,000.00 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Notes”, and each, a “Note”), convertible into shares (the “Conversion Shares”) of Class A common stock of the Company (the “Class A Common Stock”) and (ii) warrants (each a “Warrant” and together, the “Warrants”) to acquire up to 4,447,368 shares of Class A Common Stock (the “Warrant Shares”). The maturity date of the Notes shall be on that day that is nine (9) months after the Issue Date (the “Maturity Date”), and is the date upon which the principal amount of the Notes, as well as all accrued and unpaid interest and other fees, shall be due and payable.

Under the terms of the Notes, the Purchasers shall have the right at any time on or after the Issue Date, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes, and any other amounts owed under the Notes, into fully paid and non-assessable shares of Class A Common Stock, or any shares of capital stock or other securities of the Company into which such Class A Common Stock shall hereafter be changed or reclassified at the Conversion Price (as defined below); provided, however, that in no event shall any Purchaser be entitled to convert any portion of any of the Notes in excess of that portion of any Note upon conversion of which the sum of (1) the number of shares of Class A Common Stock beneficially owned by the Purchaser and its affiliates (other than shares of Class A Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of this Note or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Class A Common Stock issuable upon the conversion of the portion of any Note with respect to which the determination of this provision is being made, would result in beneficial ownership by any Purchaser and its affiliates of more than 4.99% of the outstanding shares of Class A Common Stock (the “Maximum Share Amount”). The “Conversion Price” per share shall be the lower of (i) $0.095 or (ii) the Variable Conversion Price (as defined below) (subject to adjustment). The “Variable Conversion Price” shall mean 70% multiplied by the Market Price (as defined below). “Market Price” means the lowest Trading Price (as defined below) for the Class A Common Stock during the fifteen (15) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Price” or “Trading Prices” means, for any security as of any date, the lowest VWAP price on the Over-the-Counter Pink Marketplace, OTCQB, or applicable trading market (the “Trading Market”) as reported by a reliable reporting service designated by a Purchaser (i.e. www.Nasdaq.com) or, if the Trading Market is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets.

Under the terms of the Warrants, the exercise price per share of the Class A Common Stock under each Warrant shall be equal to $0.095 per share, subject to adjustment (the “Exercise Price”) and each Warrant contains a cashless exercise option. Each Warrant has a term of five (5) years from the Issue Date.

Subsequent Events

The Company’s management has evaluated subsequent events up to the date the unaudited consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined there were no material subsequent events.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2020, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we identified material weaknesses in internal controls over financial reporting. We have continued to address and mitigate these material weaknesses through the implementation and testing of controls, including taking the following actions:

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

Notwithstanding the assessment that our internal control over financial reporting is not effective and that there were material weaknesses as identified in this report, based on our reliance on third parties to provide us with accounting consulting services, ongoing testing and procedures performed, management and our principal executive officers, believe the financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial position, results of operations and cash flows at and for the periods covered thereby in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGEWAY NATIONAL CORP.

Dated: September 25, 2020	By:	/s/ Eric C. Blue
Eric C. Blue
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

-9-