Form 10-Q
period 2020-06-30
BRIDGEWAY NATIONAL CORP.
filed 2020-09-28
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

BRIDGEWAY NATIONAL CORP.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As at
	June 30, 2020	December 31, 2019

ASSETS
Current Assets:
Cash	$96,871	$-
Deferred financing fees	400,000	-
Due from related parties	-	84,997
Total Current Assets	496,871	84,997
Property and equipment, net	84,300	3,983
Rights-of-use assets	800,862	-
Total Assets	$1,382,033	$88,980

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	100,843	87,746
Accrued interest expenses on convertible notes payable	50,700	-
Dividend payable	31,291	11,318
Convertible notes payable, net of unamortized discount $564,617 (2019 - $nil)	280,383	-
Derivative liability – notes and warrants	1,705,982	-
Right of use liabilities – operating leases, current	115,798	-
Total Current Liabilities	2,284,997	99,064
Right of use liabilities – operating leases, long term	712,105	-
Total Liabilities	2,997,102	99,064

Stockholders’ Deficiency:
Series A preferred stock, $0.001 par value, 62,374,819 shares authorized, 1,000 shares issued and outstanding (December 31, 2019 – 1,000), respectively	1	1
Series B preferred stock, $0.001 par value, 125,181 shares authorized, 125,001 shares issued and outstanding (December 31, 2019 – 96,429 shares issued and outstanding), respectively	125	96
Class B common stock, $0.001 par value, 18,750,000 shares authorized, nil shares issued and outstanding (Note 9)	-	-
Class A common stock, $0.001 par value, 168,750,000 shares authorized, 9,640,915 and 9,640,915 issued and outstanding (December 31, 2019 – 9,640,915 and 9,640,915 issued and outstanding), respectively	9,642	9,642
Additional paid-in capital	7,102,316	6,885,944

Accumulated deficit	(8,727,153)	(6,905,767)
Total Stockholders’ deficiency	(1,615,069)	(10,084)

Total Liabilities and Stockholders’ Deficiency	$1,382,033	$88,980

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Operating expenses:
Professional fees	25,525	31,564	57,735	91,157
General and administrative	295,575	14,658	471,997	149,308
Amortization expense	2,631	78	4,589	156
Total operating expenses	323,731	46,300	534,321	240,621
Loss from operations	(323,731)	(46,300)	(534,321)	(240,621)
Other income (expenses)
Change in fair value of derivative liabilities	695,022	-	733,016	-
Loss on derivative liabilities	-		(1,739,698)
Interest expense	(181,053)	-	(280,383)	(12,606)
Total other income (expenses)	513,969	-	(1,287,065)	(12,606)

Profit (loss) from continuing operations before income tax provision	190,238	(46,300)	(1,821,386)	(253,227)
Income tax provision	-	-	-	-
Profit (loss) from continuing operations	190,238	(46,300)	(1,821,386)	(253,227)
Loss from discontinued operations net of taxes	-	(454,663)	-	(454,663)
Net profit (loss)	190,238	(500,963)	(1,821,386)	(707,890)
Series B preferred stock dividend	(9,987)	-	(19,973)	-
Deemed dividend on Series B convertible preferred stock	-	-	-	(2,397,248)
Net profit (loss) attributable to common stockholders	180,251	(500,963)	(1,841,359)	(3,105,138)
Net profit (loss) attributable to common stockholders of continuing operations	180,251	(46,300)	(1,841,359)	(2,650,475)
Net loss attributable to common stockholders of discontinuing operations	-	(454,663)	-	(454,663)
Net profit (loss) per common share: Basic EPS
- Continuing operations	0.02	(0.00)	(0.19)	(0.27)
- Discontinuing operations	0.00	(0.05)	0.00	(0.05)
- Net profit (loss) per common share	0.02	(0.05)	(0.19)	(0.32)
Net profit (loss) per common share: Diluted EPS
- Continuing operations	0.00	(0.00)	(0.19)	(0.27)
- Discontinuing operations	0.00	(0.05)	0.00	(0.05)
- Net profit (loss) per common share	0.00	(0.05)	(0.19)	(0.32)

Weighted average commons shares Outstanding:
- Basic	9,640,915	9,558,686	9,640,915	9,558,686
-Diluted	146,778,924	9,558,686	9,640,915	9,558,686

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Preferred stock Par value $0.001				Common stock Par value $0.001		Additional Paid-In	Accumulated	Total Stockholders’
	Number of Shares		Amount $		Number	Amount	Capital	Deficit	Deficiency
	Series A	Series B	Series A	Series B	of Shares	$	$	$	$

Balance, December 31, 2018	1,000	-	$1	-	9,640,915	$9,642	$4,066,644	$(7,128,606)	$(3,052,319)
Preferred stock issued on conversion of convertible notes payable	-	96,429	-	96	-	-	2,397,152	-	2,397,248
Elimination of derivative liability due to debt settlement	-	-	-	-	-	-	461,539	-	461,539
Beneficial conversion feature on convertible preferred stock	-	-	-	-	-	-	2,397,248	-	2,397,248
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	(2,397,248)	-	(2,397,248)
Net loss	-	-	-	-	-	-	-	$(206,927)	$(206,927)

Balance, March 31, 2019	1,000	96,429	$1	$96	9,640,915	$9,642	$6,925,335	$(7,335,533)	$(400,459)
Net Loss	-	-	-	-	-	-	-	(500,963)	(500,963)
Balance, June 30, 2019	1,000	96,429	$1	$96	9,640,915	$9,642	$6,925,335	$(7,836,496))	$(901,422)

Balance, December 31, 2019	1,000	96,429	$1	$96	9,640,915	$9,642	$6,885,944	$(6,905,767)	$(10,084)

Preferred stock issued as compensation for financing	-	28,572	-	29	-	-	399,971	-	400,000
Series B Preferred stock dividend	-	-	-	-	-	-	(9,986)	-	(9,986)
Deemed distributions to CEO	-	-	-	-	-	-	(155,694)		(155,694)
Net loss	-	-	-	-	-	-	-	(2,011,624)	(2,011,624)
Balance, March 31, 2020	1,000	125,001	$1	$125	9,640,915	$9,642	$7,120,235	$(8,917,391)	$(1,787,388)
Series B Preferred stock dividend	-	-	-	-	-	-	(9,987)	-	(9,987)
Deemed distributions to CEO	-	-	-	-	-	-	(7,932)		(7,932)
Net profit	-	-	-	-	-	-	-	190,238	190,238
Balance, June 30, 2020	1,000	125,001	$1	$125	9,640,915	$9,642	$7,102,316	$(8,727,153)	$(1,615,069)

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from Operating Activities:
Net loss	$(1,821,386)	$(707,890)
Loss discontinued operations	-	454,663
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	4,589	156
Interest expense on convertible notes	-	12,606
Initial recognition of loss of derivative liabilities	1,739,698	-
Interest expense accretion of convertible notes discount	280,383	-
Change in fair value of derivative liabilities	(733,016)	-
Non cash operating lease expense	78,773	-
Changes in Operating Assets and Liabilities:
Prepaid expense	-	(90,000)
Due from related parties	(78,629)	(26,530)
Accounts payable and accrued expenses	13,097	22,431
Right of use liabilities	(51,732)	-
Net cash used in operating activities - continued operations	(568,223)	(334,564)
Net cash used in operating activities - discontinued operations	-	(1,117,523)
Net cash used in operating activities	(568,223)	(1,452,087)
Cash flows from Investing Activities:
Purchases of property and equipment	(84,906)	(4,686)
Net cash used in investing activities - continued operations	(84,906)	(4,686)
Net cash used in investing activities - discontinued operations	-	(30,000,000)
Net cash used in investing activities	(84,906)	(30,004,686)
Cash flows from Financing Activities:
Proceeds from convertible notes	750,000	-
Net cash provided by financing activities - continued operations	750,000	-
Net cash provided by financing activities - discontinued operations	-	33,870,020
Net cash provided by financing activities	750,000	33,870,020
Net Change in Cash	96,871	2,413,247
Cash - Beginning of Reporting Period	-	-
Cash - End of Reporting Period	$96,871	$2,413,247

Supplemental Disclosure of Cash Flow Information
Interest paid	-	500,961
Income tax paid	-	-
Issuance of Series B preferred stock as compensation for deferred financing fees	400,000	-
Issuance of Series B preferred stock for settlement of convertible notes payable	-	2,397,248
Elimination of derivative liability due to debt settlement	-	461,539
Dividends declared on series B preferred stock	19,973	-
Right of use assets and right of use liabilities recognized	879,635	-
Initial recognition of debt discount	845,000	-
Deemed distribution to CEO	163,626	-

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit of $8,727,153 at June 30, 2020, and a net loss of $1,821,386 for the six-month ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset right of use liabilities – operating leases, current, and right of use liabilities – operating leases, long-term in the balance sheet.

Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statements of operations. The Company determines the lease term by agreement with lessor. As our lease do not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 10 for further discussion.

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

Note 3 – Property and Equipment

Property and equipment as at June 30, 2020 consisted of the following:

	June 30, 2020 $	December 31, 2019 $
Computer and equipment	23,214	4,686
Office equipment	66,378	-
	89,592	4,686
Accumulated depreciation	(5,292)	(703)
Total	84,300	3,983

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

The Notes and Warrants included embedded derivative features that were accounted for as derivative liabilities due to the variable conversion prices upon default and forced conversion; full reset provisions; and redemption features based on FASB guidance in ASC 815 and EITF 07–05. The Warrants were treated as derivative liabilities due to the tainted equity environment based on the notes that are convertible into an indeterminate number of shares. On March 2, 2020, the Company recorded an initial recognition loss of derivative liabilities of $1,739,698, $750,000 discount on the notes payable of which $50,700 is 6-months guaranteed interest and $95,000 original issuance discount amortized over the term of the convertible notes. The amount of amortization recognized on the discount for the three-and six-month period ended was $99,330 and 280,383, respectively.

As at June 30, 2020 the Company owed $845,000 in principal and the accrued interest was $50,700, which consisted of the guaranteed interest accrued of $50,700 and was recorded in accrued expenses on convertible notes.

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the six months ended June 30, 2020:

Derivative Liabilities
Derivative liabilities as at December 31, 2019	-
Initial recognition of loss of derivative liabilities	$1,739,698
Convertible notes discount	699,300
Change in fair value of warrants and notes	(37,994)
Derivative liabilities as at March 31, 2020	$2,401,004
Change in fair value of warrants and notes	(695,022)
Derivative liabilities as at June 30, 2020	$1,705,982

The Monte Carlo methodology was used to value the derivative components, using the following assumptions:

	Warrants	Notes
Dividend yield	-	12%
Risk-free rate for term	1.05% to 0.38%	0.97% - 0.18%
Volatility	288.6% to 309.6%	286.5% to 348.1%
Remaining term (Years)	4.67	0.42
Stock Price	$0.040 to $0.110	$0.040 to $0.110

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

Based on ASC Topic 815 and related guidance, the Company concluded the common stock purchase warrants are required to be accounted for as derivatives as of the issue date due to a reset feature on the exercise price. At the date of issuance warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivative liabilities” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains
Derivatives	$-	$-	$-	$-
Fair Value at December 31, 2019	$-	$-	$-	$-

Derivatives	$-	$-	$1,705,982	$733,016
Fair Value at June 30, 2020	$-	$-	$1,705,982	$733,016

Note 7 – Warrants:

As at June 30, 2020, the Company had the following warrant securities outstanding:

Common Stock Warrants
January 1, 2020	-
Less: Exercised	-
Less: Expired/Cancelled	-
Add: Issued	4,447,368
June 30, 2020	4,447,368

The fair value of the warrants at issuance was $577,868, with an expiration of March 3, 2025 and exercise price of $0.095. The fair value of the warrants as at June 30, 2020 was $408,638.

Note 8 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director (resigned effective January 9, 2019)
Eric Blue	Chairman, CEO, CFO and director (effective January 9, 2019)

Consulting services from Officer

Consulting services provided by the officer for the six months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019

President, Chief Executive Officer and Chief Financial Officer	$	nil	$	nil

A balance of $163,626 were deemed distribution to CEO during the six-month ended June 30, 2020. An amount of $113,070 (December 31, 2019 - $113,070) were payments made on behalf of a related company by virtue of same management  during the year ended December 31, 2019. Included in the amount were $28,073 in dividends paid by the related party on behalf of the Company   during the year ended December 31, 2019 and $78,629 of advances to the CEO  during the six months ended June 30, 2020.

Included in accounts payable was a balance of $34,248 owing to the current CEO of the Company  as of June 30, 2020. The payable balance arose primarily due to financing received from the CEO to settle outstanding accounts payable during the six months ended June 30, 2020.

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

Common Stock

Common Shares Issued for Cash

No common shares were issued for cash during the six months ended June 30, 2020.

Common Shares Issued for Non- Cash

No common shares were issued for non-cash during the six months ended June 30, 2020.

Preferred Stock

During the six month period ended June 30, 2020, the Company declared $19,973 in dividends on the Series B Preferred Stock, of which $19,973 was accrued as Dividend Payable.

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

The Company adopted ASC 842 – Leases using the modified retrospective cumulative catch-up approach beginning on January 1, 2019. Under this approach, the Company did not restate its comparative amounts and recognized a right-of-use asset equal to the present value of the future lease payments. The Company elected to apply the practical expedient to only transition contracts which were previously identified as leases and elected to not recognize right-of-use assets and lease obligations for leases of low value assets.

When measuring the right of use liabilities, the Company discounted lease payments using its incremental borrowing rate at January 15, 2020. The weighted-average-rate applied is 12%.

$
Operating lease right-of-use asset – initial recognition	879,635
Amortization	(78,773)
Balance at June 30, 2020	800,862

Right of use liabilities – operating leases – initial recognition	879,635
Principal repayment	(51,732)
Balance at June 30, 2020	827,903

Current portion of right of use liabilities – operating leases	115,798
Noncurrent portion of right of use liabilities – operating leases	712,105

The operating lease expense was $130,024 for the six months ended June 30, 2020 and included in the general and administrative expenses.

The following table represents the contractual undiscounted cash flows for right of use liabilities – operating leases due within twelve months of June 30,

$
2020	208,540
2021	213,753
2022	219,097
2023	224,574
2024	230,189
thereafter	19,419
Total minimum lease payments	1,115,572
Less: effect of discounting	(287,669)
Present value of future minimum lease payments	827,903
Less: current portion of right of use liabilities – operating leases	115,798
Noncurrent portion of right of use liabilities – operating leases	712,105

Note 11- Acquisition and discontinued operations

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

Financial information for discontinued operations, for the three and six months ended June 30, 2020:

	Three months ended June 30, 2020	Six months ended June 30, 2020
Expenses	-	-
Other income (expenses)
Other income	-	-
Interest expense	-	-

Loss before income tax provision	-	-
Benefit (provision) for income taxes	-	-
Loss from discontinued operations, net of taxes	-	-

There were no assets or liabilities of discontinued operations held as at June 30, 2020 and December 31, 2019.

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

Results of Operations

Three months ended June 30, 2020, as compared to three months ended June 30, 2019

 The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended June 30, 2020 and 2019. For comparative purposes, we are comparing the three months ended June 30, 2020, to the three months ended June 30, 2019. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this quarterly report.

Revenue

Total revenue was $0 for the three-month periods ended June 30, 2020 and June 30, 2019, respectively.

Cost of Revenue

We had no cost of revenues for the period ended June 30, 2020 or the period ended June 30, 2019 as we had no revenues.

Operating Expenses

Total operating expenses were $323,731  and $46,300 for the three months ended June 30, 2020 and June 30, 2019, respectively. The increase is operating expenses can also be attributed to the general and administrative expenses incurred by the company during the period.

Other Income (Expenses)

Other income for the three-month period ended June 30, 2020 increased by $513,969 compared to the three-month period ended June 30, 2019, as a result of the increase in the interest expense and gain of the change in fair value of derivative liabilities.

Net Profit (Loss)

The net profit (loss) was $190,238 and $(46,300) for the three months ended June 30, 2020 and June 30, 2019, respectively. This increase is a result of the increase in operating expenses and other expenses discussed above.

Six months ended June 30, 2020, as compared to six months ended June 30, 2019

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the six months ended June 30, 2020 and 2019. For comparative purposes, we are comparing the six months ended June 30, 2020, to the six months ended June 30, 2019. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this quarterly report.

Revenue

Total revenue was $0 for the six-month periods ended June 30, 2020 and June 30, 2019, respectively.

 Cost of Revenue

We had no cost of revenues for the period ended June 30, 2020 or the period ended June 30, 2019 as we had no revenues.

Operating Expenses

Total operating expenses were $534,321  and $240,621 for continuing operations for the six months ended June 30, 2020 and June 30, 2019, respectively. The increase is operating expenses can also be attributed to the general and administrative expenses incurred by the company during the period.

Other Income (Expenses)

Other expenses for the six-month period ended June 30, 2020 increased by $1,274,459 compared to the six-month period ended June 30, 2019, as a result of the increase in the interest expense and loss on derivatives.

Net Loss

The net loss was $1,821,836 and $707,890 for the six months ended June 30, 2020 and June 30, 2019, respectively. This increase is a result of the increase in operating expenses and other expenses discussed above.  For the six-month period ended June 30, 2019, a balance of $454,663 included in the net loss related to discontinued operations.

Liquidity

 Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2020, our working capital deficit amounted to $1,788,126 an increase of $1,774,059 as compared to $14,067 as of December 31, 2019. This increase is primarily a result of the Company entering into its operating lease for administrative operations.

Net cash used in operating activities for continued operations was ($568,223) during the six-month period ended June 30, 2020 compared to ($334,564) in the six-month period ended June 30, 2019.  The increase in cash used in operating activities is primarily attributable to an increase in the interest expense recognized on our convertible notes.

Capital Resources

The Company is a holding company and its liquidity needs are primarily for fixed and recurring operational expenses.

As of June 30, 2020, the Company had $96,871 of cash and cash equivalents compared to $0 as of December 31, 2019. On a stand-alone basis, as of June 30, 2020, the Company had cash and cash equivalents of $96,871 compared to $nil at December 31, 2019.

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

None.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of the date the unaudited consolidated financial statements were issued, we have no off-balance sheet arrangements.

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

-8-