Form 10-Q
period 2020-09-30
BRIDGEWAY NATIONAL CORP.
filed 2020-11-16
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	BDGY	OTC Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 16, 2020
Class A Common Stock, $0.001 par value	9,640,915

BRIDGEWAY NATIONAL CORP.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	F-1

Consolidated Statements of Operations for the three- and nine-months period ended September 30, 2020 and September 30, 2019 (Unaudited)	F-2

Consolidated Statements of Changes in Stockholders’ Deficiency for the three- and nine-months period ended September 30, 2020 and September 30, 2019 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the nine months period ended September 30, 2020 and September 30, 2019 (Unaudited)	F-4

Notes to the Consolidated Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4. Controls and Procedures	7

PART II - OTHER INFORMATION	8

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Mine Safety Disclosure	8

Item 5. Other Information	8

Item 6. Exhibits	8

SIGNATURES	9

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As at
	September 30, 2020	December 31, 2019

ASSETS
Current Assets:
Cash	$147,316	$-
Deferred financing fees	400,000	-
Due from related parties	-	84,997
Total Current Assets	547,316	84,997
Property and equipment, net	81,690	3,983
Rights-of-use assets	761,475	-
Total Assets	$1,390,481	$88,980

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	149,884	87,746
Accrued interest expenses on convertible notes payable	58,895	-
Dividend payable	41,277	11,318
Convertible notes payable, net of unamortized discount $376,778 (2019 - $nil)	623,222	-
Derivative liability – notes and warrants	2,292,304	-
Right of use liabilities – operating leases, current	120,590	-
Total Current Liabilities	3,286,172	99,064
Right of use liabilities – operating leases, long term	680,271	-
Total Liabilities	3,966,443	99,064

Stockholders’ Deficiency:
Series A preferred stock, $0.001 par value, 62,374,819 shares authorized, 1,000 shares issued and outstanding (December 31, 2019 – 1,000), respectively	1	1
Series B preferred stock, $0.001 par value, 125,181 shares authorized, 125,001 shares issued and outstanding (December 31, 2019 – 96,429 shares issued and outstanding), respectively	125	96
Class B common stock, $0.001 par value, 18,750,000 shares authorized, nil shares issued and outstanding	-	-
Class A common stock, $0.001 par value, 168,750,000 shares authorized, 9,640,915 and 9,640,915 issued and outstanding (December 31, 2019 – 9,640,915 and 9,640,915 issued and outstanding), respectively	9,642	9,642
Additional paid-in capital	7,201,080	6,885,944
Accumulated deficit	(9,786,810)	(6,905,767)
Total Stockholders’ deficiency	(2,575,962)	(10,084)

Total Liabilities and Stockholders’ Deficiency	$1,390,481	$88,980

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Operating expenses:
Professional fees	2,497	14,127	60,232	105,284
General and administrative	158,444	567	630,441	149,875
Amortization expense	2,610	78	7,199	234
Total operating expenses	163,551	14,772	697,872	255,393
Loss from operations	(163,551)	(14,772)	(697,872)	(255,393)
Other income (expenses)
Change in fair value of derivative liabilities	(586,322)	-	146,694	-
Loss on derivative liabilities	-	-	(1,739,698)	-
Interest expense	(309,784)	-	(590,167)	(12,606)
Total other income (expenses)	(896,106)	-	(2,183,171)	(12,606)

Loss from continuing operations before income tax provision	(1,059,657)	(14,772)	(2,881,043)	(267,999)
Income tax provision	-	-	-	-
Loss from continuing operations	(1,059,657)	(14,772)	(2,881,043)	(267,999)
Earnings from discontinued operations net of taxes	-	467,698	-	13,035
Net profit (loss)	(1,059,657)	452,926	(2,881,043)	(254,964)
Series B preferred stock dividend	(9,986)	-	(29,959)	-
Deemed dividend on Series B convertible preferred stock	-	-	-	(2,397,248)
Net profit (loss) attributable to common stockholders	(1,069,643)	452,926	(2,911,002)	(2,652,212)
Net profit (loss) attributable to common stockholders of continuing operations	(1,069,643)	(14,772)	(2,911,002)	(2,665,247)
Net profit attributable to common stockholders of discontinuing operations	-	467,698	-	13,035
Net profit (loss) per common share: Basic EPS
- Continuing operations	(0.11)	(0.00)	(0.30)	(0.28)
- Discontinuing operations	0.00	0.05	0.00	0.00
- Net profit (loss) per common share	(0.11)	0.05	(0.30)	(0.28)
Net profit (loss) per common share: Diluted EPS
- Continuing operations	(0.11)	(0.00)	(0.30)	(0.28)
- Discontinuing operations	0.00	0.00	0.00	0.00
- Net profit (loss) per common share	(0.11)	(0.00)	(0.30)	(0.28)

Weighted average commons shares Outstanding:
- Basic	9,640,915	9,558,686	9,640,915	9,558,686
-Diluted	9,640,915	9,558,686	9,640,915	9,558,686

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred stock Par value $0.001				Common stock Par value $0.001
	Number of Shares		Amount $		Number		Additional Paid-In	Accumulated	Total Stockholders’
	Series A	Series B	Series A	Series B	of Shares	Amount $	Capital $	Deficit $	Deficiency $

Balance, December 31, 2018	1,000	-	$1	-	9,640,915	$9,642	$4,066,644	$(7,128,606)	$(3,052,319)
Preferred stock issued on conversion of convertible notes payable	-	96,429	-	96	-	-	2,397,152	-	2,397,248
Elimination of derivative liability due to debt settlement	-	-	-	-	-	-	461,539	-	461,539
Beneficial conversion feature on convertible preferred stock	-	-	-	-	-	-	2,397,248	-	2,397,248
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	(2,397,248)	-	(2,397,248)
Net loss	-	-	-	-	-	-	-	$(206,927)	$(206,927)

Balance, March 31, 2019	1,000	96,429	$1	$96	9,640,915	$9,642	$6,925,335	$(7,335,533)	$(400,459)
Net Loss	-	-	-	-	-	-	-	(500,963)	(500,963)
Balance, June 30, 2019	1,000	96,429	$1	$96	9,640,915	$9,642	$6,925,335	$(7,836,496)	$(901,422)
Net Profit	-	-	-	-	-	-	-	452,926	452,926
Balance, September 30, 2019	1,000	96,429	$1	$96	9,640,915	$9,642	$6,925,335	$(7,383,570)	$(448,496)

Balance, December 31, 2019	1,000	96,429	$1	$96	9,640,915	$9,642	$6,885,944	$(6,905,767)	$(10,084)

Preferred stock issued as compensation for financing	-	28,572	-	29	-	-	399,971	-	400,000
Series B Preferred stock dividend	-	-	-	-	-	-	(9,986)	-	(9,986)
Deemed distributions to CEO	-	-	-	-	-	-	(155,694)		(155,694)
Net loss	-	-	-	-	-	-	-	(2,011,624)	(2,011,624)
Balance, March 31, 2020	1,000	125,001	$1	$125	9,640,915	$9,642	$7,120,235	$(8,917,391)	$(1,787,388)
Series B Preferred stock dividend	-	-	-	-	-	-	(9,987)	-	(9,987)
Deemed distributions to CEO	-	-	-	-	-	-	(7,932)		(7,932)
Net profit	-	-	-	-	-	-	-	190,238	190,238
Balance, June 30, 2020	1,000	125,001	$1	$125	9,640,915	$9,642	$7,102,316	$(8,727,153)	$(1,615,069)
Series B Preferred stock dividend	-	-	-	-	-	-	(9,986)	-	(9,986)
Beneficial conversion feature on convertible notes payable	-	-	-	-	-	-	108,750	-	108,750
Net loss	-	-	-	-	-	-	-	(1,059,657)	(1,059,657)
Balance, September 30, 2020	1,000	125,001	$1	$125	9,640,915	$9,642	$7,201,080	$(9,786,810)	$(2,575,962)

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from Operating Activities:
Net loss	$(2,881,043)	$(254,964)
Less net income from discontinued operations	-	(13,035)
Net loss from continuing operations	(2,881,043)	(267,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	7,199	234
Interest expense on convertible notes	-	12,606
Initial recognition of loss of derivative liabilities	1,739,698	-
Interest expense accretion of convertible notes discount	581,972	-
Change in fair value of derivative liabilities	(146,694)	-
Non cash operating lease expense	118,160	-
Changes in Operating Assets and Liabilities:
Prepaid expense	-	(90,000)
Due from related parties	6,661	(26,530)
Accounts payable and accrued expenses	(23,152)	27,431
Accrued interest	8,195	-
Right of use liabilities	(78,774)	-
Net cash used in operating activities - continued operations	(667,778)	(344,258)
Net cash used in operating activities - discontinued operations	-	(1,479,563)
Net cash used in operating activities	(667,778)	(1,823,821)
Cash flows from Investing Activities:
Purchases of property and equipment	(84,906)	(4,686)
Net cash used in investing activities - continued operations	(84,906)	(4,686)
Net cash used in investing activities - discontinued operations	-	(30,317,545)
Net cash used in investing activities	(84,906)	(30,322,231)
Cash flows from Financing Activities:
Proceeds from convertible notes	900,000	-
Net cash provided by financing activities - continued operations	900,000	-
Net cash provided by financing activities - discontinued operations	-	33,820,020
Net cash provided by financing activities	900,000	33,820,020
Net Change in Cash	147,316	1,673,968
Cash - Beginning of Reporting Period	-	-
Cash - End of Reporting Period	$147,316	$1,673,968

Supplemental Disclosure of Cash Flow Information
Interest paid	-	500,961
Income tax paid	-	-
Initial recognition of beneficial conversion feature	108,750	-
Issuance of Series B preferred stock as compensation for deferred financing fees	400,000	-
Issuance of Series B preferred stock for settlement of convertible notes payable	-	2,397,248
Elimination of derivative liability due to debt settlement	-	461,539
Dividends declared on series B preferred stock	29,959	-
Right of use assets and right of use liabilities recognized	879,635	-
Initial recognition of debt discount	850,000	-
Deemed distribution to CEO	163,626	-

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit of $9,786,810 at September 30, 2020, and a net loss of $2,881,043 for the nine-month ended September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

If the conversion feature and other features embed within the convertible note meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the valuation technique upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible note, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible note derivative is recorded as a liability with an offsetting amount which offsets the carrying amount of the note. The convertible debt derivative is revalued at the end of each reporting period on a recurring basis and any change in fair value is recorded as a gain or loss in the consolidated statements of operations. The note discount is amortized through interest expense over the life of the note.

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

Note 3 – Property and Equipment

Property and equipment as at September 30, 2020 consisted of the following:

	September 30, 2020 $	December 31, 2019 $
Computer and equipment	23,214	4,686
Office equipment	66,378	-
	89,592	4,686
Accumulated depreciation	(7,902)	(703)
Total	81,690	3,983

Note 4 – Convertible Notes Payable

a)	On March 2, 2020 (the “Issue Date”), the Company entered into a promissory note purchase agreement (the “Purchase Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability company (the “Purchaser” or “SBI”), on behalf of itself and the other note purchasers (collectively, the “Purchasers”), pursuant to which the Purchasers purchased from the Company (i) 12% unsecured convertible promissory notes of the Company in an aggregate principal amount of $845,000 of which $75,000 were related to original issuance discount and $20,000 were related to deferred finance costs (with the understanding that the initial six months of such interest shall be guaranteed) (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Notes”, and each, a “Note”), convertible into shares (the “Conversion Shares”) of common stock of the Company (the “Common Stock”) and (ii) warrants (each a “Warrant” and together, the “Warrants”) to acquire up to 4,447,368 shares of Common Stock (the “Warrant Shares”). The maturity date of the notes is December 2, 2020 (the “Maturity Date”).

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

The Notes and Warrants included embedded derivative features that were accounted for as derivative liabilities due to the variable conversion prices upon default and forced conversion; full reset provisions; and redemption features based on FASB guidance in ASC 815 and EITF 07–05. The Warrants were treated as derivative liabilities due to the tainted equity environment based on the notes that are convertible into an indeterminate number of shares. On March 2, 2020, the Company recorded an initial recognition loss of derivative liabilities of $1,739,698, $750,000 discount on the notes payable of which $50,700 is 6-months guaranteed interest and $95,000 original issuance discount amortized over the term of the convertible notes. The amount of amortization recognized on the discount for the three-and nine-month period ended was $301,589 ($309,784 less $8,195 accrued interest) and $581,972 ($590,167 less $8,195 accrued interest),  respectively.

As at September 30, 2020 the Company owed $845,000 in principal and the accrued interest was $58,895, which consisted of the guaranteed interest accrued of $50,700 and was recorded in accrued expenses on convertible notes.

b)	On September 30, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $155,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $150,000. Under the terms of the debenture, the amount is unsecured, bears interest at 6% per annum (18% default interest rate), and is due on June 30, 2021. The debenture is convertible into common shares of the Company at a conversion price $0.04. The convertible debt was not considered tainted due to 11,625,000 shares of common stock held on reserve for issuance upon full conversion of this debenture. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options.” The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $108,750 as additional paid-in capital and reduced the carrying value of the convertible note to $41,250. The carrying value will be accreted over the term of the convertible notes up to their face value of $155,000.

As at September 30, 2020, the carrying value of the convertible note was $41,250 and had an unamortized discount of $113,750 ($108,750 beneficial conversion feature and $5,000 OID). During the nine-month period ended September 30, 2020, the Company recorded accretion expense of $nil.

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the nine months ended September 30, 2020:

Derivative Liabilities
Derivative liabilities as at December 31, 2019	-
Initial recognition of loss of derivative liabilities	$1,739,698
Convertible notes discount	699,300
Change in fair value of warrants and notes	(37,994)
Derivative liabilities as at March 31, 2020	$2,401,004
Change in fair value of warrants and notes	(695,022)
Derivative liabilities as at June 30, 2020	$1,705,982
Change in fair value of warrants and notes	586,322
Derivative liabilities as at September 30, 2020	$2,292,304

The Monte Carlo methodology was used to value the derivative components, using the following assumptions:

	Warrants	Notes
Dividend yield	-	12%
Risk-free rate for term	1.05% to 0.31%	0.97% - 0.13%
Volatility	288.6% to 323.3%	286.5% to 348.1%
Remaining term (Years)	4.42	0.17
Stock Price	$0.040 to $0.110	$0.040 to $0.110

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

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains
Derivatives	$-	$-	$-	$-
Fair Value at December 31, 2019	$-	$-	$-	$-

Derivatives	$-	$-	$2,292,304	$146,694
Fair Value at September 30, 2020	$-	$-	$2,292,304	$146,694

Note 7 – Warrants:

As at September 30, 2020, the Company had the following warrant securities outstanding:

	Common Stock Warrants
January 1, 2020	-
Less: Exercised	-
Less: Expired/Cancelled	-
Add: Issued	10,562,499	*
September 30, 2020	10,562,499

*The amount of warrants as at March 31, 2020 and June 30, 2020 was 4,447,368. As at September 30, 2020, the number of warrants outstanding included a full reset adjustment due to the issuance of additional convertible notes.

The fair value of the warrants at issuance was $577,868, with an expiration of March 3, 2025 and exercise price of $0.095. During the three months ended September 30, 2020, the exercise price was reset to $0.04. The fair value of the warrants as at September 30, 2020 was $803,192.

Note 8 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director (resigned effective January 9, 2019)
Eric Blue	Chairman, CEO, and director (effective January 9, 2019)

Consulting services from Officer

Consulting services provided by the officer for the nine months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019

President, Chief Executive Officer and Chief Financial Officer	$	nil	$	nil

During the year ended December 31, 2019, an amount of $113,070 of payments were made on behalf of a related company by virtue of same management. The amount of $84,997 due to related party as of December 31, 2019 were unsecured, bore no interest and were due on demand. Included in the amount were $28,073 in dividends paid by the related party on behalf of the Company as of December 31,2019.

During the nine-month ended September 30, 2020, an amount of $163,626 were characterized as a deemed distribution to the CEO; an amount of $78,629 of advances and $85,290 of payments were made to the CEO. Included in accounts payable was a balance of $85,290 owing to the current CEO of the Company as of September 30, 2020, which were unsecured, bore no interest and were due on demand.

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

Common Stock

Common Shares Issued for Cash

No common shares were issued for cash during the nine months ended September 30, 2020.

Common Shares Issued for Non- Cash

No common shares were issued for non-cash during the nine months ended September 30, 2020.

Preferred Stock

During the nine-month period ended September 30, 2020, the Company declared $29,959 in dividends on the Series B Preferred Stock, of which $29,959 was accrued as Dividend Payable.

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

Note 9- Stockholders’ Deficiency (continued)

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

$
Operating lease right-of-use asset – initial recognition	879,635
Amortization	(118,160)
Balance at September 30, 2020	761,475

Right of use liabilities – operating leases – initial recognition	879,635
Principal repayment	(78,774)
Balance at September 30, 2020	800,861

Current portion of right of use liabilities – operating leases	120,590
Noncurrent portion of right of use liabilities – operating leases	680,271

The operating lease expense was $193,860 for the nine months ended September 30, 2020 and included in the general and administrative expenses.

The following table represents the contractual undiscounted cash flows for right of use liabilities – operating leases due within twelve months of September 30,

$
2020	209,827
2021	215,072
2022	220,449
2023	225,961
2024	192,771
thereafter	-
Total minimum lease payments	1,064,080
Less: effect of discounting	(263,219)
Present value of future minimum lease payments	800,861
Less: current portion of right of use liabilities – operating leases	120,590
Noncurrent portion of right of use liabilities – operating leases	680,271

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

Financial information for discontinued operations, for the three and nine months ended September 30, 2020:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Expenses	-	-
Other income (expenses)
Other income	-	-
Interest expense	-	-

Loss before income tax provision	-	-
Benefit (provision) for income taxes	-	-
Loss from discontinued operations, net of taxes	-	-

There were no assets or liabilities of discontinued operations held as at September 30, 2020 and December 31, 2019.

Note 12- Subsequent events

The Company’s management has evaluated subsequent events up to November 16, 2020, the date the unaudited consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On October 3, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $155,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $150,000. Under the terms of the debenture, the amount is unsecured, bears interest at 6% per annum (18% default interest rate), and is due on June 30, 2021. The debenture is convertible into common shares of the Company at a conversion price $0.04.

Effective October 15, 2020, Bridgeway entered into two purchase agreements (the “Purchase Agreements”) pursuant to which we agreed to acquire 100% of the outstanding capital stock of Merchandize Liquidators, Inc., a Miami-Florida based direct wholesale and retail liquidator of surplus merchandise (“MLI”). The first Purchase Agreement with CW Merchandize Liquidators, LLC (“CW Merchandize”), the minority shareholder of MLI (the “CW Merchandize Purchase Agreement”), provides for the acquisition of CW Merchandize’s shares in MLI in exchange for payment of cash consideration of $6.999 million. The second Purchase Agreement with Edgar Martinez, the majority shareholder of MLI (the “Martinez Purchase Agreement”), provides for the acquisition of his shares in MLI in exchange for the issuance of 252,644,000 shares of Bridgeway Class A Common Stock.   As of date of filing, the date of closing has yet to be scheduled.

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

Results of Operations

Three months ended September 30, 2020, as compared to three months ended September 30, 2019

 The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended September 30, 2020 and 2019. For comparative purposes, we are comparing the three months ended September 30, 2020, to the three months ended September 30, 2019. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this quarterly report.

Revenue

Total revenue was $0 for the three-month periods ended September 30, 2020 and September 30, 2019, respectively.

Cost of Revenue

We had no cost of revenues for the period ended September 30, 2020 or the period ended September 30, 2019 as we had no revenues.

Operating Expenses

Total operating expenses were $163,551 and $14,772 for the three months ended September 30, 2020 and September 30, 2019, respectively. The increase is operating expenses can also be attributed to the general and administrative expenses incurred by the Company during the period.

Other Income (Expenses)

Other income for the three-month period ended September 30, 2020 increased by $896,106 compared to the three-month period ended September 30, 2019, as a result of the increase in the interest expense, loss on derivative liabilities, and loss of the change in fair value of derivative liabilities.

Net Profit (Loss)

The net profit (loss) was $(1,059,657) and $452,926 for the three months ended September 30, 2020 and September 30, 2019, respectively. This increase is a result of the increase in operating expenses and other expenses discussed above. In addition, for the three-month period ended September 30, 2019, a balance of $467,698 included in the net profit related to discontinued operations.

Nine months ended September 30, 2020, as compared to nine months ended September 30, 2019

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the nine months ended September 30, 2020 and 2019. For comparative purposes, we are comparing the nine months ended September 30, 2020, to the nine months ended September 30, 2019. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this quarterly report.

Revenue

Total revenue was $0 for the nine-month periods ended September 30, 2020 and September 30, 2019, respectively.

Cost of Revenue

We had no cost of revenues for the period ended September 30, 2020 or the period ended September 30, 2019 as we had no revenues.

Operating Expenses

Total operating expenses were $697,872 and $255,393 for continuing operations for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase is operating expenses can also be attributed to the general and administrative expenses incurred by the company during the period.

Other Income (Expenses)

Other expenses for the nine-month period ended September 30, 2020 increased by $2,170,565  compared to the nine-month period ended September 30, 2019, as a result of the increase in the interest expense and loss on derivatives.

Net Loss

The net loss was $2,881,043 and $254,964 for the nine months ended September 30, 2020 and September 30, 2019, respectively. This increase is a result of the increase in operating expenses and other expenses discussed above.  For the nine-month period ended September 30, 2019, a profit balance of $13,035 included in the net loss related to discontinued operations.

Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2020, our working capital deficit amounted to $2,738, 856 an increase of $2,724,789 as compared to $14,067 as of December 31, 2019. This increase is primarily a result of the Company entering into its operating lease for administrative operations.

Net cash used in operating activities for continued operations was ($667,778) during the nine-month period ended September 30, 2020 compared to ($344,258)  in the nine-month period ended September 30, 2019.  The increase in cash used in operating activities is primarily attributable to an increase in the interest expense recognized on our convertible notes.

Capital Resources

The Company is a holding company and its liquidity needs are primarily for fixed and recurring operational expenses.

As of September 30, 2020, the Company had $147,316 of cash and cash equivalents compared to $nil as of December 31, 2019.

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

On October 3, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $155,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $150,000. Under the terms of the debenture, the amount is unsecured, bears interest at 6% per annum (18% default interest rate), and is due on June 30, 2021. The debenture is convertible into common shares of the Company at a conversion price $0.04.

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

BRIDGEWAY NATIONAL CORP.

Dated: November 16, 2020	By:	/s/ Eric C. Blue
Eric C. Blue
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

-9-