Form 10-K
period 2020-12-31
BRIDGEWAY NATIONAL CORP.
filed 2021-06-01
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2020 was approximately $383,708.

The number of shares of the registrant’s Common Stock issued and outstanding was 2,410,229 shares as of May 19, 2021.

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

We have accumulated a deficit of $11,030,550 as of December 31, 2020 and will likely require significant additional capital to implement our business plan.

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

We expect that our business activities at the holding company level will be are managed by a small senior corporate management team, who will research and identify attractive investment opportunities; delegate responsibilities to competent and motivated managers; set operating subsidiary goals; assist managers in the achievement of those goals; define risk parameters; develop appropriate incentive programs; and monitor progress against long-term objectives.

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

Change in Control Transaction

On January 9, 2019, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”), and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main”). Pursuant to the Conversion Agreement, SBI converted $549,042 of principal and $641,565 accrued interest owed to SBI by the Company pursuant to a promissory Note into 42,429 shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), in full satisfaction of such obligation. Pursuant to the Conversion Agreement, Old Main converted $556,547 of principal and $650,094 accrued interest owed to Old Main by the Company pursuant to a promissory Note into 54,000 shares of the Company’s Series B Preferred Stock in full satisfaction of such obligation. Concurrently with and the closing of the transactions for the Old Main Conversion Shares, with an effective date of January 9, 2019, the Company acquired from Old Main and SBI 83,796 shares of Class A Common Stock and from a prior executive of the Company, 1,000 shares of Series A Preferred Stock. The purchase price for the Class A Common Stock was $335.18 in the aggregate and the purchase price for the Series A Preferred Stock was $1 in the aggregate. During the year ended December 31, 2019, the Company declared $39,391 in dividends on the Series B Preferred Stock, of which $28,073 was paid in cash by a related party and $11,318 accrued. During the year ended December 31,2020, the Company declared $43,048 in dividends on the Series B Preferred Stock of which $0 was paid in cash, $43,048 was accrued.

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

On April 15, 2021 the Company notified the Equity Purchasers of its intent to terminate the Purchase Agreement effective immediately. The Series B Preferred Shares issued to the equity purchased which represented the Commitment fee will remain outstanding and the commitment fee which was previously recorded as deferred financing costs was immediately expensed during the year ended December 31, 2020.

Promissory Note Purchase Agreement

On March 2, 2020 (the “Issue Date”), Bridgeway entered into an unsecured promissory note purchase agreement with SBI, on behalf of itself and the other note purchasers (the “Note Purchasers”), pursuant to which the Note Purchasers purchased from the Company (a) 12% convertible promissory notes of the Company in an aggregate principal amount of $845,000 (the “12% Notes”) convertible into Shares (the “Conversion Shares”) of and (b) warrants (the “Warrants”) to acquire up to 1,111,842 Shares subject to a beneficial ownership cap of no greater than 4.99% in the case of each Purchaser (the “Warrant Shares”).

The maturity date of the 12% Notes shall be on that day that is nine (9) months after the Issue Date (the “Maturity Date”) and is the date upon which the principal amount of the 12% Notes, as well as all accrued and unpaid interest and other fees, shall be due and payable. As of the date of filing, the 12% Notes are in default. As at December 31, 2020 the Company owed $845,000 (December 31, 2019 - $nil) in principal and the accrued interest was $88,349.

Under the terms of the 12% Notes, the Note Purchasers shall have the right at any time on or after the Issue Date, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 12% Notes, and any other amounts owed under the 12% Notes, into shares at the Conversion Price (as defined below); provided, however, that in no event shall any Note Purchaser be entitled to convert any portion of any of the 12% Notes in excess of that portion of any 12% Note upon conversion of which the sum of (a) the number of owned by the Note Purchaser and its affiliates (other than Shares issuable upon conversion of the 12% Notes or exercise of the Warrants held by such Note Purchaser) and (b) the number of shares issuable upon the conversion of the portion of any 12% Note with respect to which the determination of this provision is being made, would result in beneficial ownership by any Note Purchaser and its affiliates of more than 4.99% of the Company’s outstanding shares (the “Maximum Share Amount”). The “Conversion Price” per share shall be the lower of (i) $0.38 or (ii) the Variable Conversion Price (as defined below) (subject to adjustment). The “Variable Conversion Price” shall mean 70% multiplied by the Market Price (as defined below). “Market Price” means the lowest Trading Price (as defined below) for our common stock during the fifteen (15) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Price” means, as of any date, the lowest VWAP price for our shares on the applicable trading market trading market (the “Trading Market”) as reported by a reliable reporting service.

The exercise price of the Warrants is $0.38 per share, subject to adjustment. Each Warrant also contains a cashless exercise option and has a term of five (5) years from the Issue Date.

On September 30, 2020 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with Oasis Capital, LLC (the “Note Purchaser”), pursuant to which the Note Purchaser purchased from the Company (a) the 6% convertible promissory note of the Company in an aggregate principal amount of $155,000 ($5,000 OID) (the “6% Note”) convertible into Shares (the “Conversion Shares”) subject to a beneficial ownership cap of no greater than 4.99% in the case of the Purchaser, and a default rate of 18%. The maturity date of the 6% Note shall be on June 30, 2021 (the “Maturity Date”) and is the date upon which the principal amount of the 6% Note, as well as all accrued and unpaid interest and other fees, shall be due and payable. The note carries an 18% default interest rate.

Under the terms of the 6% Note, the Note Purchaser shall have the right at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the 6% Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 6% Note, and any other amounts owed under the 6% Note, into shares at the Conversion Price (as defined below); provided, however, that in no event shall the Note Purchaser be entitled to convert any portion of any of the 6% Note in excess of that portion of the 6% Note upon conversion of which the sum of (a) the number of shares owned by the Note Purchaser and its affiliates and (b) the number of shares issuable upon the conversion of the portion of the 6% Note with respect to which the determination of this provision is being made, would result in beneficial ownership by the Note Purchaser and its affiliates of more than the Maximum Share Amount of 4.99% of the outstanding shares. The “Conversion Price” shall be equal to the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 80% multiplied by the Market Price (as defined below) (representing a discount rate of 20%). “Market Price” means the average of the three (3) lowest trading prices) for the shares during the fifteen (15) trading day period ending on the latest complete trading day prior to the Conversion Date.

As at December 31, 2020 the Company owed $155,000 (December 31, 2019 - $nil) in principal and the accrued interest was $2,344.

On October 03, 2020 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with Oasis Capital, LLC (the “Note Purchaser”), pursuant to which the Note Purchaser purchased from the Company (a) the 6% convertible promissory note of the Company in an aggregate principal amount of $155,000($5,000 OID) (the “6% Note”) convertible into Shares (the “Conversion Shares”) subject to a beneficial ownership cap of no greater than 4.99% in the case of the Purchaser, and a default rate of 18%. The maturity date of the 6% Note shall be on June 30, 2021 (the “Maturity Date”) and is the date upon which the principal amount of the 6% Note, as well as all accrued and unpaid interest and other fees, shall be due and payable. The note carries a 18% default interest rate.

Under the terms of the 6% Note, the Note Purchaser shall have the right at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the 6% Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 6% Note, and any other amounts owed under the 6% Note, into shares at the Conversion Price (as defined below); provided, however, that in no event shall the Note Purchaser be entitled to convert any portion of any of the 6% Note in excess of that portion of the 6% Note upon conversion of which the sum of (a) the number of shares owned by the Note Purchaser and its affiliates and (b) the number of shares issuable upon the conversion of the portion of the 6% Note with respect to which the determination of this provision is being made, would result in beneficial ownership by the Note Purchaser and its affiliates of more than the Maximum Share Amount of 4.99%   of the outstanding shares. The “Conversion Price” shall be equal to the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 80% multiplied by the Market Price (as defined below) (representing a discount rate of 20%). “Market Price” means the average of the three (3) lowest trading prices) for the shares during the fifteen (15) trading day period ending on the latest complete trading day prior to the Conversion Date.

As at December 31, 2020 the Company owed $155,000 (December 31, 2019 - $nil) in principal and the accrued interest was $2,344.

On October 23, 2020 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with Geneva Roth Remark Holdings, Inc. (the “Note Purchaser”), pursuant to which the Note Purchaser purchased from the Company (a) the 9% convertible promissory note of the Company in an aggregate principal amount of $68,000 ($3,000 OID) (the “9% Note”) convertible into Shares (the “Conversion Shares”) subject to a beneficial ownership cap of no greater than 4.99% in the case of the Purchaser, and a default rate of 22%. The maturity date of the 9% Note shall be on October 23, 2021 (the “Maturity Date”) and is the date upon which the principal amount of the 9% Note, as well as all accrued and unpaid interest and other fees, shall be due and payable. The note carries a 22% default interest rate.

Under the terms of the 9% Note, the Note Purchaser shall have the right at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the 9% Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 9% Note, and any other amounts owed under the 9% Note, into shares at the Conversion Price (as defined below); provided, however, that in no event shall the Note Purchaser be entitled to convert any portion of any of the 9% Note in excess of that portion of the 9% Note upon conversion of which the sum of (a) the number of shares owned by the Note Purchaser and its affiliates and (b) the number of shares issuable upon the conversion of the portion of the 9% Note with respect to which the determination of this provision is being made, would result in beneficial ownership by the Note Purchaser and its affiliates of more than the Maximum Share Amount of 4.99% of the outstanding shares. The “Conversion Price” shall be equal to the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined below) (representing a discount rate of 35%). “Market Price” means the average of the three (3) lowest trading prices) for the shares during the fifteen (15) trading day period ending on the latest complete trading day prior to the Conversion Date.

As at December 31, 2020 the Company owed $68,000 (December 31, 2019 - $nil) in principal and the accrued interest was $1,157.

On November 16, 2020 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with Geneva Roth Remark Holdings, Inc. (the “Note Purchaser”), pursuant to which the Note Purchaser purchased from the Company (a) the 9% convertible promissory note of the Company in an aggregate principal amount of $48,000 ($3,000 OID) (the “9% Note II”) convertible into Shares (the “Conversion Shares”) subject to a beneficial ownership cap of no greater than 4.99% in the case of the Purchaser, and a Default rate of 22%. The maturity date of the 9% Note II shall be on November 16, 2021 (the “Maturity Date”) and is the date upon which the principal amount of the 9% Note, as well as all accrued and unpaid interest and other fees, shall be due and payable. The note carries a 22% default interest rate.

Under the terms of the 9% Note II, the Note Purchaser shall have the right at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the 9% Note II and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 9% Note II, and any other amounts owed under the 9% Note II, into shares at the Conversion Price (as defined below); provided, however, that in no event shall the Note Purchaser be entitled to convert any portion of any of the 9% Note II in excess of that portion of the 9% Note II upon conversion of which the sum of (a) the number of shares owned by the Note Purchaser and its affiliates and (b) the number of shares issuable upon the conversion of the portion of the 9% Note II with respect to which the determination of this provision is being made, would result in beneficial ownership by the Note Purchaser and its affiliates of more than the Maximum Share Amount of 4.99% of the outstanding shares. The “Conversion Price” shall be equal to the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined below) (representing a discount rate of 35%). “Market Price” means the average of the three (3) lowest trading prices for the shares during the fifteen (15) trading day period ending on the latest complete trading day prior to the Conversion Date.

As at December 31, 2020 the Company owed $48,000 (December 31, 2019 - $nil) in principal and the accrued interest was $533.

Acquisition and Discontinued Operations

The Company entered into an agreement (the “Transaction Agreement”) on May 3, 2019 with C-PAK, P&G, and Capital Park Holdings Corp., solely in its capacity as guarantor, for an acquisition of certain assets pertaining to the “Joy” and “Cream Suds” trademarks for $30,000,000. As at October 1, 2019, the Transaction Agreement was terminated between the parties. The terms of the termination are undergoing further negotiations. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for the year ended December 31, 2019. In connection with the closing of the transaction contemplated by the transaction agreement, the Company received a transaction fee in the amount of $400,000 (the “Transaction Fee”) where the Company recorded the transaction fee as an accrual with its Deferred Financing Fee balance sheet account. In conjunction with termination of the Transaction Agreement, the Company has immediately reversed the accrual for the Transaction Fee and immediately expensed the Transaction Fee in this period.

Small Business Administration Loans

On March 31, 2021, Bridgeway was approved for a SBA Loan-1in the amount of $723,743 and on March 24, 2021 was approved for an SBA Loan-2 in the original principal amount of $150,000. SBA Loan-1 shall be eligible for forgiveness if during the 8-to-24-week covered period following disbursement: (i) employee and compensation levels are maintained; (ii) the loan proceeds are spent on payroll costs and other eligible expenses and (iii) at least 60% of the proceeds are spent on payroll costs. For any portion of the SBA Loan-1 that is not forgiven, it will bear interest at a 1% fixed APR for the life of the loan with payments deferred for ten (10) months. With respect to the SBA Loan-2, interest will accrue at the rate of 3.75% per annum with installment payments, including principal and interest, of $731.00 per month beginning on the twelve (12) month anniversary of the funding date. The balance of principal and interest will be payable on the thirty (30) year anniversary of the funding date.

Class A Common Stock Reverse Stock Split

On October 16, 2020, the board of directors (the “Board”) of the Company and a stockholder holding a majority of the voting power of the Company’s voting stock (the “Majority Stockholder”) took action by joint written consent in lieu of a meeting to: (i) ratify the approval of an amendment to the Company’s certificate of incorporation, which amendment was filed with the Delaware Secretary of State on December 19, 2019 and was declared effective on January 20, 2020 (the “December 2019 Amendment”), which (i) changed the Company’s name from “Capital Park Holdings Corp.” to “Bridgeway National Corp.” and (ii) increased our authorized capital stock from 30,000,000 shares to 250,000,000 shares, of which 187,500,000 shares were designated as Class A Common Stock (the “Class A Common Stock”), 18,750,000 shares were designated as Class B Common Stock (the “Class B Common Stock”) and 62,500,000 shares were designated as preferred stock, of which 1,000 shares were previously designated as Series A Preferred Stock (the “Series A Preferred Stock”) and 125,181 shares were previously designated as Series B Preferred Stock (the “Series B Preferred Stock”); (ii) approve a further amendment to the Company’s certificate of incorporation (the “Recapitalization Amendment”) to increase the Common Stock from 187,500,000 shares to 400,000,000 shares, of which 360,000,000 shares will be designated as the Class A Common Stock and 40,000,000 shares will be designated as the Class B Common Stock and (iii) approve an additional amendment to the certificate of incorporation to effect a reverse stock split of our outstanding shares of our Class A Common Stock and Class B Common Stock at the at the ratio of one-for-4 (the “Reverse Stock Split Amendment,” and together with the December 2019 Amendment and the Recapitalization Amendment, collectively, the “Amendments”).

The December 2019 Amendment will not be deemed ratified, and the Recapitalization Amendment and Reverse Stock Split Amendment will not be made effective until at least twenty (20) calendar days after the mailing of the Information Statement accompanying this Notice. In addition, the Reverse Stock Split Amendment will not be made effective until the Recapitalization Amendment is made effective, and we receive FINRA approval for the Reverse Stock Split from the Financial Industry Regulatory Authority (“FINRA”). We received written notification that FINRA had approved the Reverse Stock Split on February 17, 2021.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at, 1015 15th Street NW, Suite 1030, Washington, D.C. 20005. The commencement date of the lease was January 29, 2020 and the term concludes on August 31, 2025. During the initial year of the lease, the per annum fixed rent obligation is $205,965 which increases pursuant to an in-lease escalation clause with the last year of the term having a per annum fixed rent obligation of $233,030.

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

Holders of our Common Stock

As of the date of this report, we had 2,476,067 shares of common stock issued and outstanding and approximately eleven holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of the date of this report, they held 2,223,056 shares of common stock for these shareholders. Accordingly, we believe that the Company has significantly in excess of 7,200 beneficial stockholders as of the date of this report.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. However, during the year ended December 31, 2020, the Company declared $43,048 in dividends on the Series B Preferred Stock, of which $0 was paid in cash and $43,048 accrued.

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

Revenue

The Company had no revenues in 2020 nor 2019. The Company currently cannot predict when the Company will become revenue producing.

Operating Expenses

Total operating expenses for 2020 increased by $1,722,609, compared to 2019, mainly as a result of an increase in general and administrative, expenses incurred in connection with the Company’s decision to broaden its business strategy.

Other Expenses

Other expenses for 2020 increased by $2,002,455 compared to 2019 as a result of the valuation of certain derivative warrants and notes, together with a material increase in the interest expense.

Net Profit (Loss)

The net loss for 2020 was ($4,124,783), a decrease of $4,347,622 compared to a net profit in 2019 of $222,839, as a result of an increase in other expenses and total operating expenses as a result of an increase in general administrative expenses.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2020, our working capital deficit amounted to $3,783,009 a decrease of $778,181 as compared to $14,067 as of December 31, 2019. This decrease is primarily a result of a increase in accounts payable, partially offset by an increase in related party liabilities, notes payable and derivative liabilities and current assets.

Net cash used in operating activities was ($1,116,865)  during 2020 compared to ($3,865,334) in 2019. The increase in cash used in operating activities is primarily attributable to our operating performance going from a net profit of $222,839 in fiscal 2019 to ($4,124,783) in fiscal 2020 coupled with the Company entering into certain derivative warrant and note transactions.

Net cash provided by financing activities during 2020 was $1,203,686 compared to $33,870,020 in 2019. This change was due to notes disclosed in previous sections.

Net cash used in investing activities was ($84,906) during 2020 compared to ($30,004,686) in 2019. This change was due to thirty-million used in investing activities from discontinued operations during the year ended December 31, 2019.

Capital Resources

We believe that our balance sheet cash will afford us with sufficient financing to cover immediate our projected operating expenses and working capital needs. However, in order to execute our business plan, we potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us on commercially reasonable terms when needed.

Going Concern Consideration

We had an accumulated deficit of $11,030,550 as of December 31, 2020. Our ability to continue as a going concern is dependent on our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2020, our auditor included a statement that as a result of our deficit accumulated on December 31, 2020, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern without rising additional capital and generating additional revenues and profits from our business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2020, we have no off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2020 for the reasons discussed below.

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

Under the supervision of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, our executive officers and sole director are:

Name	Position	Term(s) of Office
Eric Blue	Chief Executive Officer and Director	January 9, 2019 to present
Eon Washington	Chief Operating Officer – Director of Operations	July 13, 2020 to present

Eric Blue, age 41, has been the CEO and a director of the Company since January 9, 2019. Mr. Blue brings to the Company over 15 years of private equity, advisory and legal experience and will be responsible for driving the Company’s overall strategy. Prior to joining the Company, Mr. Blue was the founder and managing partner of a middle market focused private investing platform that focused on control and non-control transactions. In addition to his direct investing experience and prior to founding Capital Park Management Company, Mr. Blue served as an M&A and capital markets attorney as well as an industrials’ focused corporate finance and M&A investment banker. Mr. Blue graduated summa cum laude from Xavier University of Louisiana with a B.S. in finance and graduated with honors from The University of Texas School of Law.

Eon Washington, age 41, has been the COO of the Company since August 1, 2020. Mr. Washington brings to the Company over 19 years of Finance, Accounting, and Business Strategy experience and is responsible for general operations of the overall platform. Prior to joining the Company, My Washington was the Sr. VP of Business Development of a SaaS developer. In addition to his business strategy, Mr. Washington spent 10 years as ERP consultant to SMEs and Non-Profits. Mr. Washington Graduated from Hampton University with a B.S. in Finance/Accounting. .

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

Based solely upon our review of copies of such forms received by us, we believe that, during the year ended December 31, 2020, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the l year ended December 31, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the year ended December 31, 2020,

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Eric Blue	2019	500,000	0	0	0	0	0	0	500,000
CEO	2020	500,000	0	0	0	0	0	0	500,000

Eon Washington	2020	185,000	0	0	0	0	0	0	185,000

Mr. Blue became our CEO on January 9, 2019 and entered into an employment agreement as of September 28, 2020. Mr. Washington became our COO on July 13, 2020 and entered into an employment agreement with the Company as of that date.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for our President and Chief Executive Officer, our sole executive officer, outstanding as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Eric Blue	0	0	0	-	-	0	0	0	0
Eon Washington	0	0	0	-	-	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Blue	0	0	0	0	0	0	0

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

Name and Address	Amount		Percentage
Eric Blue 1015 15th Street, Suite 1030 Washington DC 20005	335,183(indirect	)	1.07%

All executive officers and directors as a group (1 person)	335,183(indirect	)	1.07%

On January 9, 2019, the Capital Park Opportunities Fund LP, a Delaware limited partnership (the “Fund”) acquired 83,796 Shares and 1,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Shares”) from certain existing securityholders of the Company for an aggregate purchase price of $336.18. The Shares, together with the Series A Preferred Shares, represent 84.4% of the voting power of the Company’s voting stock as of the date of the transaction. Each share of Series A Preferred Stock is entitled to 50,000 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series A Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting. The Fund is controlled by Eric Blue.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey, LLP and SRCO Professional Corporation for the fiscal year ended December 31, 2019 and December 31, 2020.

	MaloneBailey		SRCO
	2020	2019	2019

Audit Fees	$54,639	$30,000	12,000
Audit-Related Fees	$7,021	$-
Tax Fees	$-	$-	1,300
All Other Fees	$-	$-
Total	$61,660	$30,000	13,300

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

BRIDGEWAY NATIONAL CORP.

Date: June 1, 2021	By:	/s/ Eric C. Blue
Eric C. Blue Chief Executive Officer and Chief Investment Officer
(Principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric C. Blue	Chief Executive Officer, Chief Investment Officer and Director	June 1, 2021
Eric C. Blue	(Principal executive, financial and accounting officer)

BRIDGEWAY NATIONAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bridgeway National Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgeway National Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2019.

Houston, Texas

June 1, 2021

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	As at
	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	1,915	-
Due from related party	-	84,997
Total current assets	1,915	84,997
Property and equipment, Net	79,273	3,983
Rights of use assets	722,088	-
Total assets	$803,276	$88,980

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	217,098	87,746
Accrued Expense	417,960	-
Dividend payable	54,366	11,318
Accrued interest on convertible notes payable	94,727	-
Convertible notes payable, net of unamortized discount of $184,388 (2019 - $nil) (Note 3)	1,086,612
Derivative liability – notes and warrants (Note 4)	1,717,337	-
Due to related party	81,277	-
Right of use liabilities – operating leases, current	115,547	-

Total current liabilities	3,784,924	99,064
Right of use liabilities – operating leases, long term	657,457	-
Total liabilities	4,442,381	99,064

Stockholders’ deficiency:
Series A preferred stock, $0.001 par value, 62,374,819 shares authorized, 1,000 shares issued and outstanding (December 31, 2019 – 1,000), respectively (Note 8)	1	1
Series B preferred stock, $0.001 par value, 125,181 authorized, 125,001 shares issued and outstanding (December 31, 2019 – 96,429), respectively (Note 8)	125	96
Class B common stock, $0.001 par value, 18,750,000 shares authorized, nil shares issued and outstanding (Note 8)	-	-
Class A common stock, $0.001 par value, 168,750,000 shares authorized, 2,410,229 and 2,410,229 issued and outstanding (December 31, 2019 – 2,410,229 and 2,410,229 issued and outstanding), respectively (Note 8)	2,410	2,410
Additional paid-in capital	7,388,909	6,893,176
Accumulated deficit	(11,030,550)	(6,905,767)
Total stockholders’ deficiency	(3,639,105)	(10,084)

Total liabilities and stockholders’ deficiency	803,276	$88,980

Subsequent events (Note 12)

See accompanying notes to the consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2020	December 31, 2019

Revenue	$-	$-

Cost of revenue	-	-

Gross margin	-	-

Operating expenses:
Professional fees	293,787	300,838
General and administrative	1,766,932	85,572
Depreciation expense	49,003	703
Total operating expenses	2,109,722	387,113

Loss from operations	(2,109,722)	(387,113)

Other expenses
Change in fair value of derivative liabilities (Note 4)	721,661	-
Loss on derivative liabilities	(1,739,698)	-
Interest expense	(997,024)	(12,606)
Total other expenses	(2,015,061)	(12,606)

Loss from continuing operations before income tax provision	(4,124,783)	(399,719)
Income tax provision (Note 10)	-	-

Loss from continuing operations	(4,124,783)	(399,719)
Earnings from discontinued operations net of taxes (Note 9)	-	622,558
Net profit (loss)	(4,124,783)	222,839
Series B preferred stock dividend	(43,048)	(39,391)
Deemed dividend on convertible preferred stock	-	(2,397,248)
Net loss attributable to common shareholders	(4,167,831)	(2,213,800)
Net loss attributable to common shareholders of continuing operations	(4,167,837)	(2,836,358)
Net profit attributable to common shareholders of discontinuing operations	-	622,558
Net profit (loss) per common share: Basic and Diluted
- Continuing operations	(1.73)	(1,18)
- Discontinuing operations	0.00	0.26
- Net loss per common share	(1.73)	(0.92)

Weighted average commons shares Outstanding:
- Basic and diluted	2,410,229	2,410,229

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Preferred stock Par value $0.001				Common stock Par value $0.001		Additional Paid-In	Accumulated	Total Stockholders’
	Number of Shares		Amount $		Number	Amount	Capital	Deficit	Deficiency
	Series A	Series B	Series A	Series B	of Shares	$	$	$	$

Balance, December 31, 2018	1,000	-	$1	-	2,410,229	$2,410	$4,073,876	$(7,128,606)	$(3,052,319)

Preferred stock issued on conversion of convertible notes payable (Note 8)	-	96,429	-	96	-	-	2,397,152	-	2,397,248
Elimination of derivative liability due to debt settlement (Note 4)	-	-	-	-	-	-	461,539	-	461,539
Series B preferred stock dividend	-	-	-	-	-	-	(39,391)	-	(39,391)
Beneficial conversion feature on convertible preferred stock	-	-	-	-	-	-	2,397,248	-	2,397,248
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	(2,397,248)	-	(2,397,248)

Net profit	-	-	-	-	-	-	-	$222,839	$222,839

Balance, December 31, 2019	1,000	96,429	$1	$96	2,410,229	$2,410	$6,893,176	$(6,905,767)	$(10,084)
Contributions from related party	-	-	-	-	-	-	$43,686	-	$43,686
Series B Preferred stock dividend	-	-	-	-	-	-	(43,048)	-	(43,048)

Beneficial conversion feature on convertible notes payable	-	-	-	-	-	-	258,750	$-	$258,750
Deemed Distribution to CEO	-	-	-	-	-	-	(163,626)		(163,626)
Preferred stock issued as compensation for financing	-	28,752	-	29	-	-	399,971	-	400,000
Net loss								(4,124,783)	(4124,783)

Balance, December 31, 2020	1,000	125,001	$1	$125	2,410,229	$2,410	$7,388,909	$(11,030,550)	$(3,639,105)

See accompanying notes to the consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2020	December 31, 2019

Operating Activities:
Net profit (loss)	$(4,124,783)	$222,839
Earnings from discontinued operations	-	(622,558)
Adjustments to reconcile net profit (loss) to net cash from operating activities:

Non cash operating lease expense	157,547	-
Depreciation expense	9,616	703
Initial recognition of loss of derivative liabilities	1,739,698	-

Change in fair value of derivative liabilities	(721,661)	-

Interest expense accretion of convertible notes discount	935,362	-
Issuance of Series B Preferred Stock as compensation for financing	400,000	-
Changes in operating assets and liabilities:
Due to related party	2,648	(113,070)
Accounts payable and accrued expenses	591,339	(105,786)
Right of use liabilities	(106,631)	-
Net cash used in operating activities – continued operations	(1,116,865)	(617,872)
Net cash used in operating activities – discontinued operations	-	(3,247,462)
Net cash used in operating activities	(1,116,865)	(3,865,334)
Cash flows from investing activities:
Purchases of property and equipment	(84,906)	(4,686)
Net cash used in investing activities - continued operations	(84,906)	(4,686)
Net cash used in investing activities - discontinued operations	-	(30,000,000)
Net cash used in investing activities	(84,906)	(30,004,686)
Cash flows from financing activities:
Contribution from CEO	43,686	-
Proceeds from convertible notes	1,160,000	-

Net cash provided by financing activities - continued operations	1,203,686	-
Net cash provided by financing activities - discontinued operations	-	33,870,020
Net cash provided by financing activities	1,203,686	33,870,020
Net change in cash	1,915	-

Cash - beginning of year	-	-

Cash - end of year	$1,915	$-

Supplemental Cash Flow Information
Interest paid	-	-
Income tax paid	-	-

Dividends declared on Series B preferred stock	43,048	39,391
Initial recognition of beneficial conversion feature	258,750	-
Dividends on Series B Preferred Stock paid by related party on behalf of the Company	-	28,073

Right of use assets and right of use liabilities recognized	879,635	-
Issuance of Series B preferred stock on conversion of convertible notes payable	-	2,397,248
Initial recognition of debt discount	750,000	-
Deemed distribution to CEO	163,626	-
Elimination of derivative liability due to debt settlement	-	461,539

See accompanying notes to the consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Note 1 - Organization and Operations

Bridgeway National Corp., which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” was originally incorporated under the laws of the State of Nevada as Snap Online Marketing Inc. on June 4, 2012 and subsequently changed its name to LifeLogger Technologies Corp., which we were referred to as “LifeLogger.” On April 10, 2019, we reincorporated as a Delaware corporation and changed our name to Capital Park Holdings Corp. On December 19, 2019, we changed our name to Bridgeway National Corp. Our principal business address is 1015 15th Street NW Suite 1030, Washington, DC 20005, 202-846-7869. We registered as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on April 26, 2013. We are currently listed for trading on the OTC Pink under the trading symbol “BDGY.” See Note 12 “Subsequent Events” for organizational and operational changes that occurred after December 31, 2020.

On January 9, 2019, Capital Park Opportunities Fund LP, which we refer to as “Capital Park Opportunities Fund,” acquired (i) from SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”) and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main,” together with SBI, the “Selling Shareholders”) 83,796 shares of the Company’s common stock (the “Common Stock”) owned by the Selling Shareholders and (ii) from Stewart Garner (the “Series A Preferred Stock Holder”) 1,000 shares of the Company’s Series A Preferred Stock (the “Preferred Stock”), collectively representing 84.4% of the voting power of the Company’s voting stock. Capital Park Opportunities Fund is managed by Eric Blue, our Chairman, Chief Executive Officer (“CEO”) and Chief Investment Officer (“CIO”).

On January 9, 2019, Eric C. Blue was elected as our sole director, CEO and CIO. On July 13, 2020, Eon Washington commenced an employment relationship with the Company as its Chief Operating Officer – Director of Operations.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $11,030,550 at December 31, 2020, and a net loss of ($4,124,783) for the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Computer Equipment	30%
Office Equipment	20%

Depreciation methods, useful lives and residual values are reviewed periodically and adjusted prospectively if appropriate.

Property and equipment as at December 31, 2020 consisted of the following:

	December 31, 2020 $	December 31, 2019 $
Computer and equipment	23,214	4,686
Office equipment	66,378	-
	89,592	4,686
Accumulated depreciation	(10,319)	(703)
Total	79,273	3,983

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

The accounting guidance provides the Company with the option to perform a qualitative assessment to determine whether further impairment testing is necessary. At December 31, 2019, the Company recorded an impairment for the goodwill relating to the discontinued operations. Refer to Note 9.

Intangible assets

Intellectual property, customer contracts and tradenames that were acquired by the Company from a third party are capitalized and subsequently measured at cost less accumulated amortization and accumulated impairment losses, if they have finite useful lives, they are for approved products or if there are alternative future uses. Amortization is calculated over the cost of the intangible asset less its residual value. Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of intangible assets from the date that they are available for use, since this most closely reflects the expected pattern of consumption of the future economic benefits embodied in the asset. At December 31, 2019, the Company recorded an impairment for the intangible assets relating to the discontinued operations. Refer to Note 9.

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

There were no options outstanding as of December 31, 2020 (December 31, 2019 – Nil).

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 2,640,625 (post reverse split number for 10,562,499) warrants and nil options outstanding as of December 31, 2020 (December 31, 2019 – nil), which could have been exercised for 2,640,625 common shares (assuming no cashless exercise), 125,001 shares of preferred convertible stock that were convertible into 120,270 common shares and $845,000 in convertible notes that were convertible into 120,270 common shares. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

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

Reverse Stock Split

All references to common shares and common share data in these consolidated financial statements and elsewhere in this Form 10-K as of December 31, 2020 and 2019, and for the years then ended, reflect the Reverse Stock Split   approved by FINRA on February 17, 2021.

As at

Note 3 – Convertible Notes Payable

Note Issue Date	Interest Rate	December 31, 2020 Principal Balance
March 2, 2020	12%	$845,000
September 30, 2020	6%	$155,000
October 3, 2020	6%	$155,000
October 23, 2020	9%	$68,000
November 16, 2020	9%	$48,000
Total		$1,271,000

The weighted average interest rate and  remaining term of the fixed rate debt is 10% and 7.17 months as of December 31, 2020.

The movement in convertible notes payable is as follows:

		Original Amount	Unamortized Discount	Guaranteed Interest Accrued	Net Settlement	Total
Opening as of January 1, 2016		$-	$-	$-	$-	$-

Ending as of December 31, 2018		$1,339,066	$(11,809)	$58,954	$(280,621)	$1,105,590

Note Conversion: January 9, 2019		$(1,339,066)	$11,809	$(58,954)	$280,621	$(1,105,590)

Ending as of December 31, 2019		-	-	-	-	-
Issued: March 2, 2020	(ii)	845,000	-	88,349	-	$933,349
Issued: September 30, 2020	(ii)	155,000	(75,417)	2,344	-	$81,927
Issued October 3, 2020	(ii)	155,000	(103,908)	2,344	-	$53,436

Issued: October 23, 2020	(iii)	68,000	(2,433)	1,157	-	$66,724
Issued: November 16, 2020	(iii)	48,000	(2,630)	533	-	$45,903
Ending as of December 31,2020		$1,271,000	(184,388)	94,727	-	$1,181,339

Note 3 – Convertible Notes Payable (continued)

All convertible notes issued by the Company prior to January 9, 2019 (together with all interest owed on such notes, whether default or ordinary in nature) were converted into Series B Preferred Shares (the “Equity Shares”) as of January 9, 2019.

(i) Securities Purchase Agreement and Convertible Notes Issued to Calvary Fund I, LP; Oasis Capital, LLC and SBI Investments LLC

On March 2, 2020 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with SBI, on behalf of itself and the other note purchasers (the “Note Purchasers”), pursuant to which the Note Purchasers purchased from the Company (a) 12% convertible promissory notes of the Company in an aggregate principal amount of $845,000 (the “12% Notes”) of which $75,000 were related to original issuance discount and $20,000 were related to deferred finance costs (with the understanding that the initial six months of such interest shall be guaranteed) (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Notes”, and each, a “Note”), convertible into shares (the “Conversion Shares”) of common stock of the Company (the “Common Stock”) and (b) warrants (the “Warrants”) to acquire up to 1,111,842 Shares subject to a beneficial ownership cap of no greater than 4.99% in the case of each Purchaser (the “Warrant Shares”).

The maturity date of the 12% Notes shall be on that day that is nine (9) months after the Issue Date (the “Maturity Date”) and is the date upon which the principal amount of the 12% Notes, as well as all accrued and unpaid interest and other fees, shall be due and payable. The notes are currently in Default status at a rate of 24% which has been accrued.

Under the terms of the 12% Notes, the Note Purchasers shall have the right at any time on or after the Issue Date, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 12% Notes, and any other amounts owed under the 12% Notes, into shares at the Conversion Price (as defined below); provided, however, that in no event shall any Note Purchaser be entitled to convert any portion of any of the 12% Notes in excess of that portion of any 12% Note upon conversion of which the sum of (a) the number of shares owned by the Note Purchaser and its affiliates (other than Shares issuable upon conversion of the 12% Notes or exercise of the Warrants held by such Note Purchaser) and (b) the number of shares issuable upon the conversion of the portion of any 12% Note with respect to which the determination of this provision is being made, would result in beneficial ownership by any Note Purchaser and its affiliates of more than 4.99% of the Company’s outstanding shares (the “Maximum Share Amount”). The “Conversion Price” per share shall be the lower of (i) $0.38 or (ii) the Variable Conversion Price (as defined below) (subject to adjustment). The “Variable Conversion Price” shall mean 70% multiplied by the Market Price (as defined below). “Market Price” means the lowest Trading Price (as defined below) for our common stock during the fifteen (15) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Price” means, as of any date, the lowest VWAP price for our shares on the applicable trading market trading market (the “Trading Market”) as reported by a reliable reporting service.

The exercise price of the Warrants is $0.38 per share, subject to adjustment. Each Warrant also contains a cashless exercise option and has a term of five (5) years from the Issue Date. The Notes and Warrants included embedded derivative features that were accounted for as derivative liabilities due to the variable conversion prices upon default and forced conversion; full reset provisions; and redemption features based on FASB. The Warrants were treated as derivative liabilities due to the tainted equity environment based on the notes that are convertible into an indeterminate number of shares. On March 2, 2020, the Company recorded an initial recognition loss of derivative liabilities of $1,739,698, $750,000 discount on the notes payable of which $50,700 is 6-months guaranteed interest and $95,000 original issuance discount amortized over the term of the convertible notes. The amount of amortization recognized on the discount for the year ended was $845,000.

As at December 31, 2020 the Company owed $845,000 (December 31, 2019 - $nil) in principal and the accrued interest was $88,349, which consisted of accrued interest and default interest.

(ii) On September 30, 2020 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with SBI, on behalf of itself and the other note purchasers (the “Note Purchasers”), pursuant to which the Note Purchasers purchased from the Company (a) two 6% convertible promissory notes ($155,000 each) of the Company in an aggregate principal amount of $310,000 (the “6% Notes”) convertible into Shares (the “Conversion Shares”) subject to a beneficial ownership cap of no greater than 4.99% in the case of each Purchaser. Pursuant to the agreement, each note was issued with an original issue discount of $5,000 and as such the purchase price was $150,000. The proceeds of one note was received on October 3, 2020.

The maturity date of the 6% Notes shall be on that day that is nine (9) months after the Issue Date (the “Maturity Date”) and is the date upon which the principal amount of the 6% Notes, as well as all accrued and unpaid interest and other fees, shall be due and payable. The notes also carry a default rate of 18%.

Under the terms of the 6% Notes, the Note Purchasers shall have the right at any time on or after the Issue Date, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 6% Notes, and any other amounts owed under the 6% Notes, into shares at the Conversion Price of $0.16; provided, however, that in no event shall any Note Purchaser be entitled to convert any portion of any of the 6% Notes in excess of that portion of any 6% Note upon conversion of which the sum of (a) the number of owned by the Note Purchaser and its affiliates (other than Shares issuable upon conversion of the 6% Notes or exercise of the Warrants held by such Note Purchaser) and (b) the number of shares issuable upon the conversion of the portion of any 6% Note with respect to which the determination of this provision is being made, would result in beneficial ownership by any Note Purchaser and its affiliates of more than the Maximum Share Amount up to 4.99% of outstanding shares. The “Conversion Price” per share shall be $0.16.

As at December 31, 2020 the Company owed $310,000 (December 31, 2019 - $nil) in principal and the accrued interest was $4,688. The debenture is convertible into common shares of the Company at a conversion price $0.04. The convertible debt was not considered tainted due to 5,812,500 shares of common stock held on reserve for issuance upon full conversion of this debenture. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options.” The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $258,750 as additional paid-in capital and reduced the carrying value of the convertible notes to $41,250. The carrying value will be accreted over the term of the convertible notes up to their face value of $310,000.

As at December 31, 2020, the carrying value of the 6% Note was $130,675 and had an unamortized discount of $179,325 ($172,658 beneficial conversion feature and $6,667 OID). During the year ended December 31, 2020, the Company recorded accretion expense of $89,425.

(iii) Securities Purchase Agreement and Convertible Notes Issued to Geneva Roth Remark Holdings, Inc.

On October 23, 2020 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with Geneva Roth Remark Holdings, Inc. (the “Note Purchaser”), pursuant to which the Note Purchaser purchased from the Company (a) the 9% convertible promissory note of the Company in an aggregate principal amount of $68,000 ($3,000 OID) (the “9% Note”) convertible into Shares (the “Conversion Shares”) subject to a beneficial ownership cap of no greater than 4.99% in the case of the Purchaser (the “Maximum Share Amount”). The maturity date of the 9% Note shall be on October 23, 2021 (the “Maturity Date”) and is the date upon which the principal amount of the 9% Note, as well as all accrued and unpaid interest and other fees, shall be due and payable. The Note also has a 22% default interest rate.

Under the terms of the 9% Note, the Note Purchaser shall have the right at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the 9% Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 9% Note, and any other amounts owed under the 9% Note, into shares at the Conversion Price (as defined below); provided, however, that in no event shall the Note Purchaser be entitled to convert any portion of any of the 9% Note in excess of that portion of the 9% Note upon conversion of which the sum of (a) the number of shares owned by the Note Purchaser and its affiliates and (b) the number of shares issuable upon the conversion of the portion of the 9% Note with respect to which the determination of this provision is being made, would result in beneficial ownership by the Note Purchaser and its affiliates of more than the Maximum Share Amount  . The “Conversion Price” shall be equal to the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (representing a discount rate of 35%). “Market Price” means the average of the three (3) lowest trading prices for the shares during the fifteen (15) trading day period ending on the latest complete trading day prior to the Conversion Date.

As at December 31, 2020 the Company owed $68,000 (December 31, 2019 - $nil) in principal and the accrued interest was $1,157 with unamortized debt discount of $2,433. During the year ended December 31, 2020, the Company recorded discount amortization expense of $567.

On November 16, 2020 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with Geneva Roth Remark Holdings, Inc. (the “Note Purchaser”), pursuant to which the Note Purchaser purchased from the Company (a) the 9% convertible promissory note of the Company in an aggregate principal amount of $48,000 ($3,000 OID) (the “9% Note II”) convertible into Shares (the “Conversion Shares”) subject to a beneficial ownership cap of no greater than 4.99% in the case of the Purchaser (the “Maximum share Amount”). The maturity date of the 9% Note II shall be on November 16, 2021 (the “Maturity Date”) and is the date upon which the principal amount of the 9% Note, as well as all accrued and unpaid interest and other fees, shall be due and payable. The Note also has a 22% default interest rate.

Under the terms of the 9% Note II, the Note Purchaser shall have the right at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the 9% Note II and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 9% Note II, and any other amounts owed under the 9% Note II, into shares at the Conversion Price (as defined below); provided, however, that in no event shall the Note Purchaser be entitled to convert any portion of any of the 9% Note II in excess of that portion of the 9% Note II upon conversion of which the sum of (a) the number of shares owned by the Note Purchaser and its affiliates and (b) the number of shares issuable upon the conversion of the portion of the 9% Note II with respect to which the determination of this provision is being made, would result in beneficial ownership by the Note Purchaser and its affiliates of more than the Maximum Share Amount  . The “Conversion Price” shall be equal to the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined below) (representing a discount rate of 35%). “Market Price” means the average of the three (3) lowest trading prices for the shares during the fifteen (15) trading day period ending on the latest complete trading day prior to the Conversion Date.

As at December 31, 2020 the Company owed $48,000 (December 31, 2019 - $nil) in principal and the accrued interest was $533 with unamortized debt discount of $2,630. During the year ended December 31, 2020, the Company recorded discount amortization expense of $370.

Note 4 – Derivative Liability

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the twelve months ended December 31, 2020 and December 31, 2019:

Derivative Liabilities
Fair value at December 31, 2018	461,539
Elimination of derivative liability due to debt settlement	(461,539)
Derivative liabilities as at December 31, 2019	-
Initial recognition of loss of derivative liabilities	$1,739,698
Convertible notes discount	699,300
Change in fair value of warrants and notes	(721,661)
Derivative liabilities as at December 31, 2020	$1,717,337

The Monte Carlo methodology was used to value the derivative components as of December 31, 2020, using the following assumptions:

	Warrants	Notes
Dividend yield	-	12%
Risk-free rate for term	0.28% to 0.88%	0.08% - 0.95%
Volatility	288.6% to 325.3%	286.5% to 348.1%
Remaining term (Years)	4.17	0.5
Stock Price	$0.090 to $0.440	$0.090 to $0.440

Note 5 – Fair Value of Financial Instruments

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

Note 5 – Fair Value of Financial Instruments (continued)

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$1,717,337	$(1,018,037)
Fair Value at December 31, 2020	$-	$-	$1,717,337	$(1,018,037)

Derivatives	$-	$-	$-	$-
Fair Value at December 31, 2019	$-	$-	$-	$-

Note 6 – Stock Options and Warrants:

The following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2018	50,000	$12.00	1.42	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Cancelled	(50,000)	$12.00
Exercised	-	-	-	-
Outstanding, December 31, 2019	-	-	-	-
Exercisable, December 31, 2019	-	-	-	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2020	-	$-	-	$-
Exercisable, December 31, 2020	-	$-	-	$-

The fair value of the stock options was amortized to stock option expense over the vesting period. The Company recorded stock option expense of $nil, included in operating expenses, during the year ended December 31, 2020, and $nil during the year ended December 31, 2019. At December 31, 2020, the unamortized stock option expense was $nil (December 31, 2019 - $nil).

As at December 31, 2020, the Company had the following warrant securities outstanding:

	Common Stock Warrants
December 31, 2018	36,667
Less: Exercised	-
Less: Cancelled	(36,667)
Add: Issued	-
December 31, 2019	-
Less: Exercised	-
Less: Cancelled	-
Add: Issued	2,640,625	*
December 31, 2020	2,640,625

Warrants (Note 4)	1,111,842
Exercise Price	$0.380
Expiration Date	March 2, 2025

* As at December 31, 2020, the number of warrants outstanding included a full reset adjustment due to the issuance of additional convertible notes.

The fair value of the warrants at issuance was $577,868, with an expiration of March 2, 2025 and exercise price of $0.380. During the year ended December 31, 2020, the exercise price was reset to $0.16. The fair value of the warrants as at December 31, 2020 was $473,759.

Note 7 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Stew Garner	Chairman, CEO, CFO and director (resigned effective January 9, 2019)
Eric Blue	Chairman, CEO, CFO and director (effective January 9, 2019)

Due from related company

During the year ended December 31, 2019, an amount of $113,070 of payments were made on behalf of a related company by virtue of same management. The amount of $84,997 due to related party as of December 31,2019 were unsecured, bore no interest and were due on demand. Included in the amount were $28,073 in dividends paid by the related party on behalf of the Company as of December 31, 2019.

During the year ended December 31, 2020, an amount of $163,626 were characterized as a deemed distribution to the CEO; an amount of $82,642 of advances and $85,290 of payments were made to the CEO. Included in the due to related party balance sheet account was a balance of $81,277 owed to the current CEO of the Company as of December 31, 2020, which were unsecured, bore no interest and were due on demand. During the year ended December 31, 2020, the CEO also made $43,686 cash contribution to the Company.

Note 8 - Stockholders’ Deficiency

Shares Authorized

The Company’s authorized capital stock consists of 168,750,000 shares of Class A common stock, par value $0.001 per share, 18,750,000 Class B common stock, par value $0.001per share and 62,500,000 shares of preferred stock, par value $0.001 per share of which 1000 shares are designated “Series A Preferred Stock” and of which one hundred twenty-five thousand one hundred eighty-one (125,181) shares are designated “Series B Preferred Stock”.

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

Effective as of April 10, 2019, the Company reincorporated to the State of Delaware from the State of Nevada and amended its Articles of Incorporation to decrease its authorized capital stock from 500,000,000 to 30,000,000 shares, of which 25,000,000 will be common stock and 5,000,000 will be preferred stock, of which, 1000 shares have been previously designated as Series A Preferred Stock (the “Series A Preferred Stock”) and 96,429 shares have been designated as Series B Preferred Stock (the “Series B Preferred Stock”). In connection with the Company reincorporating to the State of Delaware, the Company also filed certificates of designation, preferences and rights for the Series A Preferred Stock and Series B Preferred Stock with the Secretary of State of the State of Delaware.

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

Note 8 - Stockholders’ Deficiency (continued)

Preferred Stock

During the twelve-month period ended December 31,  2020, the Company declared $43,048 in dividends on the Series B Preferred Stock. A total of $54,366 was accrued as a dividend payable as of December 31, 2020.

On January 9, 2019, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability corporation (“SBI”), and Old Main Capital, LLC, a Florida series limited liability corporation (“Old Main”). Pursuant to the Conversion Agreement, SBI converted $549,042 of principal and $641,565 accrued interest owed to SBI by the Company pursuant to a promissory Note into 42,429 shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), in full satisfaction of such obligation. Pursuant to the Conversion Agreement, Old Main converted $556,547 of principal and $650,094 accrued interest owed to Old Main by the Company pursuant to a promissory Note into 54,000 shares of the Company’s Series B Preferred Stock in full satisfaction of such obligation. Concurrently with and the closing of the transactions for the Old Main Conversion Shares, with an effective date of January 9, 2019, the Company acquired from Old Main and SBI 83,796 shares of Class A Common Stock and from a prior executive of the Company, 1000 shares of Series A Preferred Stock. The purchase price for the Class A Common Stock was $335.18 in the aggregate and the purchase price for the Series A Preferred Stock was $1 in the aggregate. Each share of Series A Preferred Stock is entitled to 50,000 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series A Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting.

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

Note 8- Stockholders’ Deficiency (continued)

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

As at December 31, 2020, there were 125,181 shares of Series B Preferred Stock authorized. The Series B Preferred Stock are redeemable at the option of the holders and have an aggregate redemption value of $1,752,534 at the holders’ request based on the Company’s approval and the Company had declared $43,048 in dividends of which $0 were paid in cash and $43,048 were accrued.

On April 15, 2021, the Company notified SBI and Old Main of its intent to terminate the Purchase Agreement effective immediately. The Series B preferred shares issued to the equity purchasers as a Commitment Fee will remain on record and the deferred financing costs was immediately expensed during the year ended December 31, 2020.

Note 9- Acquisition and discontinued operations

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

Financial information for discontinued operations for the year ended December 31, 2019

Expenses	(2,409,309)
Other income (expenses)
Other income	1,556,376
Interest expense	(1,388,576)
Impairment of intangible assets	(12,005,872)
Impairment of goodwill	(17,303,500)
Write-off of tangible assets	(17,500)
Settlement of debt	32,190,939

Income before income tax provision	622,558
Benefit (provision) for income taxes	-
Income from discontinued operations, net of taxes	622,558

There were no assets or liabilities of discontinued operations held as at December 31, 2019 and December 31, 2020.

Note 9- Acquisition and discontinued operations (continued)

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

Due to the cancellation of the Transaction Agreement, the loan and interest expense has been deemed as settled. Therefore, $nil balance was outstanding for the year ended December 31, 2019. In connection with the closing of the transaction contemplated by the transaction agreement, the Company received a transaction fee in the amount of $400,000 (the “Transaction Fee”) where the Company recorded the transaction fee as an accrual with its Deferred Financing Fee balance sheet account. In conjunction with termination of the Transaction Agreement, the Company has immediately reversed the accrual for the Transaction Fee and immediately expensed the Transaction Fee in this period.

Note 10 – Income Tax Provision

Deferred Tax Assets

At December 31, 2020, the Company had net operating loss (“NOL”) carryforwards for Federal income tax purposes of $4,170,283 that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $875,760 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The statutory rate and the effective tax rate for and as of December 31, 2020 was 21% (2019 – 21%).

Components of the unrealized deferred tax assets:

	December 31, 2020	December 31, 2019
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	875,760	636,814
Less valuation allowance	(875,760)	(636,814)
Deferred tax assets, net of valuation allowance	$-	-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	December 31, 2020	December 31, 2019
	$	$
Loss from continuing operations	(4,124,783)	(399,719)

Expected income tax recovery from net loss	(866,204)	(83,941)
Non-deductible expenses	496,375	148
Change in valuation allowance	369,829	83,793
	—	—

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company’s tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2016 - 2020.

Note 11- Lease

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

$
Operating lease right-of-use asset – initial recognition	879,635
Amortization	(157,547)
Balance at December 31, 2020	722,088

Right of use liabilities – operating leases – initial recognition	879,635
Principal repayment	(106,631)
Balance at December 31, 2020	773,004

Current portion of right of use liabilities – operating leases	115,547
Noncurrent portion of right of use liabilities – operating leases	657,457

The operating lease expense was $217,919 for the twelve months ended December 31, 2020 and included in the general and administrative expenses.

The following table represents the contractual undiscounted cash flows for right of use liabilities – operating leases due within twelve months of December 31,

$
2021	211,114
2022	216,392
2023	221,802
2024	227,347
2025	135,934

Total minimum lease payments	1,012,589
Less: effect of discounting	(239,585)
Present value of future minimum lease payments	773,004
Less: current portion of right of use liabilities – operating leases	115,547
Noncurrent portion of right of use liabilities – operating leases	657,457

Note 12 - Subsequent Events

Small Business Administration Loans

On March 31, 2021, Bridgeway was approved for a SBA Loan-1in the amount of $723,743 and on March 24, 2021 was approved for an SBA Loan-2 in the original principal amount of $150,000. SBA Loan-1 shall be eligible for forgiveness if during the 8-to-24-week covered period following disbursement: (i) employee and compensation levels are maintained; (ii) the loan proceeds are spent on payroll costs and other eligible expenses and (iii) at least 60% of the proceeds are spent on payroll costs. For any portion of the SBA Loan-1 that is not forgiven, it will bear interest at a 1% fixed APR for the life of the loan with payments deferred for ten (10) months. With respect to the SBA Loan-2, interest will accrue at the rate of 3.75% per annum with installment payments, including principal and interest, of $731.00 per month beginning on the twelve (12) month anniversary of the funding date. The balance of principal and interest will be payable on the thirty (30) year anniversary of the funding date.

Subsequent Financing Transaction

On January 20, 2021 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with Geneva Roth Remark Holdings, Inc. (the “Note Purchaser”), pursuant to which the Note Purchaser purchased from the Company (a) the 9% convertible promissory note of the Company in an aggregate principal amount of $48,000 ($3,000 OID) (the “9% Note III”) convertible into Shares (the “Conversion Shares”) subject to a beneficial ownership cap of no greater than 4.99% in the case of the Purchaser (the “Maximum share Amount”). The maturity date of the 9% Note III shall be on January 20, 2022 (the “Maturity Date”) and is the date upon which the principal amount of the 9% Note, as well as all accrued and unpaid interest and other fees, shall be due and payable. The Note also has a 22% default interest rate.

Under the terms of the 9% Note III, the Note Purchaser shall have the right at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the 9% Note III and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, to convert (a “Conversion”) all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 9% Note III, and any other amounts owed under the 9% Note III, into shares at the Conversion Price; provided, however, that in no event shall the Note Purchaser be entitled to convert any portion of any of the 9% Note III in excess of that portion of the 9% Note III upon conversion of which the sum of (a) the number of shares owned by the Note Purchaser and its affiliates and (b) the number of shares issuable upon the conversion of the portion of the 9% Note III with respect to which the determination of this provision is being made, would result in beneficial ownership by the Note Purchaser and its affiliates of more than the Maximum Share Amount. The “Conversion Price” shall be equal to the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (representing a discount rate of 35%). “Market Price” means the average of the three (3) lowest trading prices for the shares during the fifteen (15) trading day period ending on the latest complete trading day prior to the Conversion Date.

Class A and Class B Common Stock Reverse Stock Split

On October 16, 2020, the board of directors (the “Board”) of the Company and a stockholder holding a majority of the voting power of the Company’s voting stock (the “Majority Stockholder”) took action by joint written consent in lieu of a meeting to: (i) ratify the approval of an amendment to the Company’s certificate of incorporation, which amendment was filed with the Delaware Secretary of State on December 19, 2019 and was declared effective on January 20, 2020 (the “December 2019 Amendment”), which (i) changed the Company’s name from “Capital Park Holdings Corp.” to “Bridgeway National Corp.” and (ii) increased our authorized capital stock from 30,000,000 shares to 250,000,000 shares, of which 168,750,000 shares were designated as Class A Common Stock (the “Class A Common Stock”), 18,750,000 shares were designated as Class B Common Stock (the “Class B Common Stock”) and 62,500,000 shares were designated as preferred stock, of which 62,374,819 shares were previously designated as Series A Preferred Stock (the “Series A Preferred Stock”) and 125,181 shares were previously designated as Series B Preferred Stock (the “Series B Preferred Stock”); (ii) approve a further amendment to the Company’s certificate of incorporation (the “Recapitalization Amendment”) to increase the Common Stock from 187,500,000 shares to 400,000,000 shares, of which 360,000,000 shares will be designated as the Class A Common Stock and 40,000,000 shares will be designated as the Class B Common Stock and (iii) approve an additional amendment to the certificate of incorporation to effect a reverse stock split of our outstanding shares of our Class A Common Stock and Class B Common Stock at the at the ratio of one-for-4 (the “Reverse Stock Split Amendment,” and together with the December 2019 Amendment and the Recapitalization Amendment, collectively, the “Amendments”).

The December 2019 Amendment will not be deemed ratified, and the Recapitalization Amendment and Reverse Stock Split Amendment will not be made effective until at least twenty (20) calendar days after the mailing of the Information Statement accompanying this Notice. In addition, the Reverse Stock Split Amendment will not be made effective until the Recapitalization Amendment is made effective and we receive FINRA approval for the Reverse Stock Split from the Financial Industry Regulatory Authority (“FINRA”). We received written notification that FINRA had approved the Reverse Stock Split on February 17, 2021.

