Form 10-Q
period 2021-03-31
BRIDGEWAY NATIONAL CORP.
filed 2021-06-14
CIK 1567771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	BDGY	OTC Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 14, 2021
Class A Common Stock, $0.001 par value	2,410,229

BRIDGEWAY NATIONAL CORP.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As at
	March 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash	$90,183	$1,915
Total Current Assets	90,183	1,915
Property and equipment, net	76,936	79,273
Rights-of-use assets	682,702	722,088
Total Assets	$849,821	$803,276

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	217,098	217,098
Accrued expenses	541,250	417,960
Accrued interest expenses on convertible notes payable	156,880	94,727
Dividend payable	64,352	54,366
Due to related party	69,903	81,277
Convertible notes payable, net of unamortized discount $96,166 (2020 - $184,388)	1,222,834	1,086,612
Derivative liability – notes and warrants	1,588,272	1,717,337
Right of use liabilities – operating leases, current	130,644	115,547
Total Current Liabilities	3,991,233	3,784,924
Long-term Notes payable	150,000	-
Right of use liabilities – operating leases, long term	612,362	657,457
Total Liabilities	4,753,595	4,442,381

Stockholders’ Deficiency:
Series A preferred stock, $0.001 par value, 62,374,819 shares authorized, 1,000 shares issued and outstanding (December 31, 2020 – 1,000), respectively	1	1
Series B preferred stock, $0.001 par value, 125,181 shares authorized, 125,001 shares issued and outstanding (December 31, 2020 – 125,001 shares issued and outstanding), respectively	125	125
Class B common stock, $0.001 par value, 18,750,000 shares authorized, nil shares issued and outstanding	-	-
Class A common stock, $0.001 par value, 168,750,000 shares authorized, 2,410,229 and 2,410,229 issued and outstanding (December 31, 2020 – 2,410,229 and 2,410,229 issued and outstanding), respectively	2,410	2,410
Additional paid-in capital	7,378,923	7,388,909
Accumulated deficit	(11,285,233)	(11,030,550)
Total Stockholders’ deficiency	(3,903,774)	(3,639,105)

Total Liabilities and Stockholders’ Deficiency	$849,821	$803,276

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2021	2020
Operating expenses:
Professional fees	10,670	32,210
General and administrative	160,099	176,422
Amortization expense	41,723	1,958
Total operating expenses	212,492	210,590
Loss from operations	(212,492)	(210,590)
Other income (expenses)
Change in fair value of derivative liabilities	129,065	37,994
Loss on derivative liabilities	-	(1,739,698)
Interest expense	(171,256)	(99,330)
Total other income (expenses)	(42,191)	(1,801,034)

Loss from continuing operations before income tax provision	(254,683)	(2,011,624)
Income tax provision	-	-
Loss before income tax provision	(254,683)	(2,011,624)
Net loss	(254,683)	(2,011,624)
Series B preferred stock dividend	(9,986)	(9,986)
Net loss attributable to common stockholders	(264,669)	(2,021,610)
Net loss per Common share:
- Basic and Diluted	(0.11)	(0.84)

Weighted average commons shares Outstanding:
- Basic and Diluted	2,410,229	2,410,229

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY(UNAUDITED)

FOR THE THREE MONTH ENDED MARCH 31, 2021 AND 2020

	Preferred stock Par value $0.001				Common stock Par value $0.001		Additional		Total
	Number of Shares		Amount $		Number	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficiency
	Series A	Series B	Series A	Series B	of Shares	$	$	$	$

Balance, December 31, 2019	1,000	96,429	$1	$96	2,410,229	$2,410	$6,893,176	$(6,905,767)	$(10,084)
Preferred stock issued as compensation for financing	-	28,572	-	29	-	-	399,971	-	400,000
Series B Preferred stock dividend	-	-	-	-	-	-	(9,986)	-	(9,986)
Deemed distributions to CEO	-	-	-	-	-	-	(155,694)		(155,694)
Net loss	-	-	-	-	-	-	-	(2,011,624)	(2,011,624)
Balance, March 31, 2020	1,000	125,001	$1	$125	2,410,229	$2,410	$7,127,467	$(8,917,391)	$(1,787,388)

Balance, December 31, 2020	1,000	125,001	$1	$125	2,410,229	$2,410	$7,388,909	$(11,030,550)	$(3,639,105)
Series B Preferred stock dividend	-	-	-	-	-	-	$(9,986)	-	$(9,986)
Net Loss	-	-	-	-	-	-	-	(254,683)	(254,683)

Balance, March 31, 2021	1,000	125,001	$1	$125	2,410,229	$2,410	$7,378,923	$(11,285,233)	$(3,903,774)

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from Operating Activities:
Net loss	$(254,683)	$(2,011,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	2,337	1,958
Interest expense on convertible notes		-
Initial recognition of loss of derivative liabilities	-	1,739,698
Interest expense accretion of convertible notes discount	91,222	99,330
Change in fair value of derivative liabilities	(129,065)	(37,994)
Non cash operating lease expense	39,386	39,387
Changes in Operating Assets and Liabilities:
Prepaid expense	-	(17,244)
Security Deposits		(66,155)
Due from related parties	(11,374)	(70,697)
Accounts payable and accrued expenses	185,443	(21,151)
Right of use liabilities	(29,998)	(25,482)
Net cash used in operating activities	(106,732)	(369,974)
Cash flows from Investing Activities:
Purchases of property and equipment	-	(66,378)
Net cash used in investing activities	-	(66,378)
Cash flows from Financing Activities:
Proceeds from notes payable	150,000	-
Proceeds from convertible notes	45,000	750,000
Net cash provided by financing activities	195,000	750,000
Net Change in Cash	88,268	313,648
Cash - Beginning of Reporting Period	1,915	-
Cash - End of Reporting Period	$90,183	$313,648

Supplemental Disclosure of Cash Flow Information
Interest Paid	-	-
Income tax paid	-	-
Issuance of Series B preferred stock as compensation for deferred financing fees	-	400,000
Dividends declared on series B preferred stock	9,986	9,986
Right of use assets and right of use liabilities recognized	-	879,635
Initial recognition of debt discount	-	845,000
Deemed distribution to CEO	-	155,694

See accompanying notes to the unaudited consolidated financial statements.

BRIDGEWAY NATIONAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

Liquidity and Basis of Presentation

The accompanying unaudited consolidated financial statements are expressed in United States dollars (“USD”) and related Notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 1, 2021.

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit of $11,285,233 at March 31, 2021, and a net loss of $254,683 for the three-month ended March 31,2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Notes Payable and Convertible Notes Payable

Convertible Notes Issue Date	Interest Rate	March 31, 2021 Principal Balance
March 2, 2020	12%	$845,000
September 30, 2020	6%	$155,000
October 3, 2020	6%	$155,000
October 23, 2020	9%	$68,000
November 16, 2020	9%	$48,000
January 20, 2021	9%	$48,000
Total		$1,319,000

The weighted average interest rate and remaining term of the fixed rate convertible notes payable is 10% and 4.74 months as of March 31, 2021.

Notes Payable Issue Date	Interest Rate	March 31, 2021 Principal Balance
March 24, 2021	3.75%	$150,000
Total		$150,000

The movement in notes payable and convertible notes payable is as follows:

		Original Amount	Unamortized Discount	Guaranteed Interest Accrued	Total
Issued: March 2, 2020	(ii)	845,000	-	142,368	$987,368
Issued: September 30, 2020	(ii)	155,000	(37,917)	4,612	$121,695
Issued October 3, 2020	(ii)	155,000	(52,241)	4,612	$107,371
Issued: October 23, 2020	(iii)	68,000	(1,693)	2,210	$68,517
Issued: November 16, 2020	(iii)	48,000	(1,890)	2,025	$48,135
Issued: January 20, 2021	(iii)	48,000	(2,425)	1,053	$46,628
Issued: March 24, 2021	(iv)	150,000	-	-	$150,000
Ending as of March 31,2021		$1,469,000	(96,166)	156,880	$1,529,714

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

As at March 31, 2021 the Company owed $845,000 in principal and the accrued interest was $142,368, which consisted of accrued interest and default interest.

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

As at March 31, 2021 the Company owed $310,000 in principal and the accrued interest was $9,224. The debenture is convertible into common shares of the Company at a conversion price $0.16. The convertible debt was not considered tainted due to 5,812,500 shares of common stock held on reserve for issuance upon full conversion of this debenture. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options.” The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $258,750 as additional paid-in capital and reduced the carrying value of the convertible notes to $41,250. The carrying value will be accreted over the term of the convertible notes up to their face value of $310,000.

As at March 31, 2021, the carrying value of the 6% Note was $219,842 and had an unamortized discount of $90,158 ($86,806 beneficial conversion feature and $3,352 OID).

(iii) Securities Purchase Agreement and Convertible Notes Issued to Geneva Roth Remark Holdings, Inc.

On October 23, 2020 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with Geneva Roth Remark Holdings, Inc. (the “Note Purchaser”), pursuant to which the Note Purchaser purchased from the Company (a) the 9% convertible promissory note of the Company in an aggregate principal amount of $68,000 ($3,000 OID) (the “9% Note”) convertible into Shares (the “Conversion Shares”) subject to a beneficial ownership cap of no greater than 4.99% in the case of the Purchaser (the “Maximum Share Amount”). The maturity date of the 9% Note shall be on October 23, 2021 (the “Maturity Date”) and is the date upon which the principal amount of the 9% Note, as well as all accrued and unpaid interest and other fees, shall be due and payable. The Note also has a 22% default interest rate. The “Conversion Price” shall be equal to the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined below) (representing a discount rate of 35%). “Market Price” means the average of the three (3) lowest trading prices) for the shares during the fifteen (15) trading day period ending on the latest complete trading day prior to the Conversion Date

As at March 31, 2021 the Company owed $68,000 in principal and the accrued interest was $2,210 with unamortized debt discount of $1,693.

On November 16, 2020 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with Geneva Roth Remark Holdings, Inc. (the “Note Purchaser”), pursuant to which the Note Purchaser purchased from the Company (a) the 9% convertible promissory note of the Company in an aggregate principal amount of $48,000 ($3,000 OID) (the “9% Note II”) convertible into Shares (the “Conversion Shares”) subject to a beneficial ownership cap of no greater than 4.99% in the case of the Purchaser (the “Maximum share Amount”). The maturity date of the 9% Note II shall be on November 16, 2021 (the “Maturity Date”) and is the date upon which the principal amount of the 9% Note, as well as all accrued and unpaid interest and other fees, shall be due and payable. The Note also has a 22% default interest rate. The “Conversion Price” shall be equal to the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined below) (representing a discount rate of 35%). “Market Price” means the average of the three (3) lowest trading prices) for the shares during the fifteen (15) trading day period ending on the latest complete trading day prior to the Conversion Date

As at March 31, 2021 the Company owed $48,000 in principal and the accrued interest was $2,025 with unamortized debt discount of $1,890.

On January 20, 2021 (the “Issue Date”), the Company entered into an unsecured promissory note purchase agreement with Geneva Roth Remark Holdings, Inc. (the “Note Purchaser”), pursuant to which the Note Purchaser purchased from the Company (a) the 9% convertible promissory note of the Company in an aggregate principal amount of $48,000 ($3,000 OID) (the “9% Note III”) convertible into Shares (the “Conversion Shares”) subject to a beneficial ownership cap of no greater than 4.99% in the case of the Purchaser (the “Maximum share Amount”). The maturity date of the 9% Note III shall be on January 20, 2022 (the “Maturity Date”) and is the date upon which the principal amount of the 9% Note, as well as all accrued and unpaid interest and other fees, shall be due and payable. The Note also has a 22% default interest rate. The “Conversion Price” shall be equal to the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined below) (representing a discount rate of 35%). “Market Price” means the average of the three (3) lowest trading prices) for the shares during the fifteen (15) trading day period ending on the latest complete trading day prior to the Conversion Date

As at March 31, 2021 the Company owed $48,000 in principal and the accrued interest was $1,053 with unamortized debt discount of $2,425.

(iv) Notes issued to the Small Business Administration

On March 24, 2021, Bridgeway was approved for a SBA Loan-2 in the amount of $150,000. SBA Loan-2, interest will accrue at the rate of 3.75% per annum with installment payments, including principal and interest, of $731.00 per month beginning on the twelve (12) month anniversary of the funding date. The balance of principal and interest will be payable on the thirty (30) year anniversary of the funding date.

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

The following table summarizes the warrant derivative liabilities and convertible notes activity for the three months ended March 31, 2021:

Derivative Liabilities
Derivative liabilities as at December 31, 2020	$1,717,337
Change in fair value of warrants and notes	(129,065)
Derivative liabilities as at March 31, 2021	$1,588,272

The Monte Carlo methodology was used to value the derivative components, using the following assumptions:

	Warrants	Notes
Dividend yield	-	12%
Risk-free rate for term	0.35%	0.03%
Volatility	342.3%	393.9%
Remaining term (Years)	3.92	0.25
Stock Price	$0.0373	$0.0373

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

The following table presents liabilities that are measured and recognized at fair value on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3
Derivatives	$-	$-	$1,717,337
Fair Value at December 31, 2020	$-	$-	$1,717,337

Derivatives	$-	$-	$1,588,272
Fair Value at March 31, 2021	$-	$-	$1,588,272

Note 6 – Stock Options and Warrants:

As at March 31, 2021, the Company had the following warrant securities outstanding:

	Common Stock Warrants
December 31, 2020	2,640,625	*
Less: Exercised	-
Less: Cancelled	-
Add: Issued
March 31, 2021	2,640,625

Warrants (Note 3)	1,111,842
Exercise Price	$0.380
Expiration Date	March 2, 2025

The fair value of the warrants at issuance was $577,868, with an expiration of March 2, 2025 and exercise price of $0.380. During the year ended December 31, 2020, the exercise price was reset to $0.16. The fair value of the warrants as at March 31, 2021 was $473,759.

Note 7 – Related Party Transactions

During the three months ended March 31, 2021, an amount of $11,374 in payments were made to the CEO. Included the due to related party balance sheet account was a balance of $69,903 owing to the current CEO of the Company as of March 31, 2021, which were unsecured, bore no interest and were due on demand.

Note 8- Stockholders’ Deficiency

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

Preferred Stock

During the three-month period ended March 31,2021, the Company declared $9,986 in dividends on the Series B Preferred Stock, of which $9,986 was accrued as a dividend payable.

Note 9- Lease

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

$
Operating lease right-of-use asset at December 31, 2020	722,088
Amortization	(39,386)
Balance at March 31, 2021	682,702

Right of use liabilities – operating leases at December 31, 2020	773,004
Principal repayment	(29,998)
Balance at March 31, 2021	743,006

Current portion of right of use liabilities – operating leases	130,644
Noncurrent portion of right of use liabilities – operating leases	612,362

The operating lease expense was $52,779 for the three months ended March 31, 2021 and included in the general and administrative expenses.

The following table represents the contractual undiscounted cash flows for right of use liabilities – operating leases due within twelve months of March 31,2021

$
2021	158,336
2022	216,392
2023	221,802
2024	227,347
2025	135,934
Total minimum lease payments	959,811
Less: effect of discounting	(216,805)
Present value of future minimum lease payments	743,006
Less: current portion of right of use liabilities – operating leases	130,644
Noncurrent portion of right of use liabilities – operating leases	612,362

Note 10- Subsequent Events

On March 31, 2021, Bridgeway was approved for a SBA Loan-1 in the amount of $723,743. SBA Loan-1 shall be eligible for forgiveness if during the 8-to-24-week covered period following disbursement: (i) employee and compensation levels are maintained; (ii) the loan proceeds are spent on payroll costs and other eligible expenses and (iii) at least 60% of the proceeds are spent on payroll costs. For any portion of the SBA Loan-1 that is not forgiven, it will bear interest at a 1% fixed APR for the life of the loan with payments deferred for ten (10) months. Subsequent to the approval, cash was received as of April 2021.

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

Results of Operations

Three months ended March 31, 2021, as compared to three months ended March 31, 2020

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2021 and 2020. For comparative purposes, we are comparing the three months ended March 31, 2021, to the three months ended March 31, 2020. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this quarterly report.

Revenue

Total revenue was $0 for the three-month periods ended March 31, 2021 and March 31, 2020, respectively.

Cost of Revenue

We had no cost of revenues for the period ended March 31, 2021 or the period ended March 31, 2020 as we had no revenues.

Operating Expenses

Total operating expenses were $212,492 and $210,590 for the three months ended March 31, 2021 and March 31, 2020, respectively. Operating expenses were essentially flat, which reflects the Company’s increased expenses associated with a broadening of its operating strategy.

Other Income (Expenses)

Other expense for the three-month period ended March 31, 2021 decreased by $1,758,843 compared to the three-month period ended March 31, 2020, as a result of a decrease in the loss on derivative liabilities.

Net Loss

The net loss was $254,683 and $2,011,624 for the three months ended March 31, 2021 and March 31, 2020, respectively. This decrease is a result of a decrease in the other expenses as discussed above.

Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2021, our working capital deficit amounted to $3,901,050 an increase of $118,041 as compared to $3,783,009 as of December 31, 2020. This increase is primarily a result of an increase in accrued expenses.

Net cash used in operating activities was ($106,732) during the three-month period ended March 31, 2021 compared to ($369,974) in the three-month period ended March 31, 2020. The decrease was primarily due to a reduction in operating expenses as well as a reduced derivative liability.

Capital Resources

The Company is a holding company and its liquidity needs are primarily for fixed and recurring operational expenses.

As of March 31, 2021, the Company had $90,183 of cash and cash equivalents compared to $1,915 as of December 31, 2020.

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

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we identified material weaknesses in internal controls over financial reporting. We have continued to address and mitigate these material weaknesses through the implementation and testing of controls, including taking the following actions:

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

BRIDGEWAY NATIONAL CORP.

Dated: June 14, 2021	By:	/s/ Eric C. Blue
Eric C. Blue
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

-9-